Form 10-Q
period 2005-06-30
Atlantic Broadband Finance, LLC
filed 2005-08-30
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Atlantic Broadband Finance, LLC

(Exact Name of Registrant As Specified In Charter)

Delaware	333-115504	20-0226936
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

One Batterymarch Park, Suite 405

Quincy, MA 02169

(Address of Principal Executive Offices, including Zip Code)

(617) 786-8800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units, as of the last practicable date.

Atlantic Broadband Holdings I, LLC owns 100% of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Act of 1933 (the “Securities Act”). Atlantic Broadband Finance, LLC (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statement attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or in other matters concerning the Company.

The Company disclaims any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2004	June 30, 2005
Assets
Current assets
Cash and cash equivalents	$12,612	$8,342
Accounts receivable—net of allowance for doubtful accounts of $563 and $589, respectively	5,141	4,788
Prepaid expenses and other current assets	985	1,390

Total current assets	18,738	14,520
Plant, property and equipment, net	162,950	167,795
Franchise rights	509,100	509,100
Goodwill	35,299	35,757
Other intangible assets, net	32,571	25,054
Debt issuance costs, net	13,790	12,842
Fair value of derivative instruments	3,547	3,560

Total assets	$775,995	$768,628

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$11,923	$9,757
Accrued interest	7,647	7,731
Accrued expenses	9,079	5,435
Current portion of senior debt	—	2,187
Current portion of capital lease obligation	64	257
Unearned service revenue	3,158	3,023

Total current liabilities	31,871	28,390
Long-term debt	481,417	479,230
Capital lease obligation, net of current portion	160	606
Other long-term liabilities	865	898

Total liabilities	514,313	509,124

Member’s equity	262,500	262,500
Accumulated deficit	(818)	(2,996)

Total member’s equity	261,682	259,504

Total liabilities and member’s equity	$775,995	$768,628

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Cable service revenue	$45,332	$47,070	$60,008	$93,374

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	21,754	22,199	28,552	43,688
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	6,456	7,063	10,589	14,713
Depreciation and amortization	8,404	10,717	11,204	20,603

Income from operations	8,718	7,091	9,663	14,370
Interest expense, net	7,946	8,458	11,420	16,561
Unrealized (gain) loss on derivative instruments	(6,060)	1,806	(6,060)	(13)

Net income (loss)	$6,832	$(3,173)	$4,303	$(2,178)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2004	2005
Cash flows from operating activities
Net income (loss)	$4,303	$(2,178)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,204	20,603
Amortization of debt issuance costs	721	948
Unrealized gain on derivative instrument	(6,060)	(13)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(2,040)	353
Prepaid expenses and other current assets	(2,106)	(405)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	19,720	(4,332)
Unearned service revenue	2,118	(135)

Net cash provided by operating activities	27,860	14,841

Cash flows from investing activities
Purchases of property, plant and equipment	(7,623)	(16,579)
Acquisition of cable systems	(738,433)	(2,458)

Net cash used in investing activities	(746,056)	(19,037)

Cash flows from financing activities
Proceeds from issuance of debt	486,417	—
Payments of capital lease obligations	—	(74)
Proceeds from member’s contributions	260,791	—
Payment of debt issuance costs	(15,019)	—

Net cash provided (used) by financing activities	732,189	(74)

Net change in cash and equivalents	13,993	(4,270)
Cash and cash equivalents, beginning of period	612	12,612

Cash and cash equivalents, end of period	$14,605	$8,342

Supplemental disclosure of cash flow information
Interest paid	$4,285	$15,529
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	—	713
Capital expenditures included in accounts payable and accrued expenses	1,089	639

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements

(Dollars in thousands, except where indicated)

(Unaudited)

1. Description of Business

Atlantic Broadband Finance, LLC (the “Company”) was formed in Delaware on August 26, 2003. The Company is a wholly-owned subsidiary of Atlantic Broadband Holdings I, LLC (the “Parent”). The Company and the Parent are wholly-owned indirect subsidiaries of Atlantic Broadband Group, LLC.

On September 3, 2003, the Company entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. (“Charter”) to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (the “Systems”) for approximately $738.1 million, subject to closing adjustments. The Company obtained equity and debt financing to fund the acquisition, which was consummated on March 1, 2004.

The Systems offer their customers traditional cable video programming as well as high-speed data services and other advanced video related broadband services such as high definition television. The Systems sell their video programming, high-speed data and advanced broadband cable services on a subscription basis.

The Company was capitalized during 2003 through equity contributions totaling $1,709 to fund general and administrative expenses in advance of the Systems acquisition. These activities were mainly associated with obtaining the required consents from the related cable television franchise authorities and raising debt and equity to fund the Systems acquisition. In 2004, the Company obtained additional funding totaling $260,791.

On June 30, 2005, the Company had approximately 249,000 cable and 59,000 residential high-speed Internet subscribers on the Systems. The Company has 4 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required. The Company expects to generate cash flow from operations in excess of capital expenditures in 2005. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. Should the Company fail to meet its expectations, the Company would look to obtain additional financing, refinance existing agreements, and/or reduce capital expenditures.

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2005 and for the three months and six months ended June 30, 2004 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting principally of normal recurring adjustments) necessary for the fair presentation of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and report amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Amendment No. 1 to Form S-4 Registration Statement. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives and the recoverability of the carrying values of goodwill and other intangible assets and fixed assets. Actual results could differ from those estimates.

Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company manages the Systems’ operations on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No.131. In light of the Systems’ similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Systems have one reportable segment, broadband services.

Capitalization of Labor and Overhead Costs

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, building and upgrading the cable network. Costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor costs associated with capital projects and certain indirect costs. The Company capitalizes direct labor costs associated with personnel based upon the specific time devoted to construction and customer installation activities. Indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to dwelling, are capitalized.

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. The Company capitalizes overhead based upon an allocation of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. The Company has established overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 and, accordingly, the Company expects to adopt FIN 47 in December 2005. The adoption of this accounting interpretation is not expected to impact significantly the results of operations, financial position and cash flows.

4. Acquisition

On September 3, 2003, the Company entered into a purchase agreement with affiliates of Charter to acquire the Systems. On March 1, 2004, the Company purchased substantially all of the assets of the Systems for $724.1 million, exclusive of transaction costs. Under a retained franchise agreement executed in conjunction with the purchase agreement, the Company operated certain franchises not transferred on the initial closing date through the date such franchise agreements were transferred. These remaining assets were acquired upon local franchise approval of the underlying license transfers on April 30, 2004 for $8.5 million, exclusive of transaction costs. Under the terms of the purchase agreement, the final purchase price for the Systems was determined based upon a measurement of ending basic and high speed internet subscribers multiplied by a stated rate per subscriber.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company obtained third-party valuations of certain acquired intangible assets.

March 1, 2004
Accounts receivable	$1,241
Prepaid expenses and other current assets	138
Property and equipment	150,940
Intangible assets, including franchise operating rights	554,200
Goodwill, including transaction costs	35,299

Total assets acquired	741,818
Less: Accrued liabilities assumed	3,732

Net assets acquired	$738,086

Of the $554,200 of acquired intangibles, $509,100 was assigned to franchise operating rights that are not subject to amortization and $42,900 was assigned to subscriber relationships (estimated useful life of 3 years). The remaining $2,200 of acquired intangible assets have estimated useful lives of approximately 1 to 5 years.

The Systems were acquired for the purpose of acquiring existing franchises and related infrastructure; as such the primary asset acquired was the franchise operating rights. The results of operating the Systems are included from March 1, 2004.

The selected unaudited pro forma consolidated information for the six months ended June 30, 2004, determined as if the acquisition described above occurred on January 1, 2004 would have resulted in the following:

	Six months ended June 30, 2004
	As reported	Pro Forma
Cable service revenue	$60,008	$89,331
Income from operations	9,663	16,335
Net income	4,303	5,730

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired Systems been combined during the specified periods. As the acquisition occurred on March 1, 2004, the results for the three months ended June 30, 2004 do not require pro forma adjustments.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2004	June 30, 2005
Distribution facilities	$104,860	$108,773
Subscriber equipment	35,976	39,367
Headend equipment	17,491	17,491
Buildings and leasehold improvements	6,821	6,867
Office equipment and other	4,573	5,864
Vehicles and equipment	4,304	5,096
Land	1,482	1,482
Construction in progress	2,779	10,925
Material inventory	2,631	2,492

Total plant, property and equipment	180,917	198,357
Less: accumulated depreciation	17,967	30,562

Plant, property and equipment, net	$162,950	$167,795

Depreciation expense for the three and six months ended June 30, 2005 was $6,959 and $13,086, respectively and for the three and six months ended June 30, 2004 was $4,645 and $6,192, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31, 2004	June 30, 2005
Subscriber relationships	$42,900	$42,900
Other intangible assets	2,200	2,200

Total intangible assets	45,100	45,100
Less: Accumulated amortization	12,529	20,046

Intangible assets, net	$32,571	$25,054

Amortization expense for the three and six months ended June 30, 2005 was $3,758 and $7,517, respectively and for the three and six months ended June 30, 2004 was $3,759 and $5,012, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2004	June 30, 2005
Franchise, copyright and revenue sharing fees	$2,087	$796
Payroll and related taxes	2,247	1,805
Accrued purchase price	2,000	—
Other accrued expenses	2,745	2,834

Total accrued liabilities	$9,079	$5,435

8. Debt

On February 10, 2004, the Company entered into $305,000 of term loans (the “Term Loans”) and a $90,000 revolving credit facility (the “Revolver”) with a group of banks and institutional investors led by Merrill Lynch & Company, General Electric Capital Corporation, Societe Generale and Calyon Corporate and Investment Bank. These two facilities are governed by a single credit agreement dated as of February 10, 2004 (collectively, the “Senior Credit Facility”).

The net proceeds from the Senior Credit Facility were primarily used to acquire and operate the Systems.

The Senior Credit Facility contains certain restrictive financial covenants that, among other things, require the Company to maintain certain debt service coverage, interest coverage, fixed charge coverage, leverage ratios and a certain level of EBITDA and places certain limitations on additional debt and investments. The Senior Credit Facility contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The Senior Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries.

At December 31, 2004 and June 30, 2005 there was $305,000 outstanding under the Term Loans and $26,417 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the derivative component, the weighted average interest rate for 2004 and 2005 on the Term Note and Revolver was 5.05% and 5.75%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of June 30, 2005, there was approximately $63,583 of unused commitments under the Revolver, respectively, all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of June 30, 2005, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments start on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2005 through 2011 are as follows:

2005	$—
2006	6,563
2007	8,750
2008	8,750
2009	8,750
2010	100,135
2011	198,469

$331,417

Senior Subordinated Notes

On February 10, 2004, the Company issued $150,000 of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are general unsecured senior subordinated obligations subordinated to the Senior Credit Facility. The proceeds of the offering were used to finance the acquisition of the Systems.

Interest Rate Swap Agreements

The Company entered into three swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,806 in other expenses for the three months ended June 30, 2005, $13 in other income for the six months ended June 30, 2005 and $6,060 in other income for the three and six months ended June 30, 2004.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Atlantic Broadband Finance, LLC is a wholly-owned subsidiary of Atlantic Broadband Group, LLC. On September 3, 2003, Atlantic entered into an agreement with affiliates of Charter Communications, Inc. to acquire cable systems in Pennsylvania, Florida, Delaware, Maryland, New York and West Virginia. The sale of all of the cable systems excluding those in New York closed on March 1, 2004, while Atlantic operated the New York system under a retained franchise operating agreement commencing in conjunction with the acquisition of the other systems until this remaining sale closed on April 30, 2004.

The following discussion and analysis is based upon our unaudited interim consolidated financial statements, and our review of the business and operations of each of the Systems.

Overview of Operations

The operating revenue of the Company is derived primarily from monthly subscription fees charged to customers for video and data services, equipment rental and ancillary services provided by the Systems. Generally, the customer subscriptions may be discontinued by the customer at any time. In addition, the Company derives revenue from installation and reconnection fees charged to customers to commence and reinstate service, pay-per-view programming where users are charged a fee for individual programs viewed, advertising revenues and franchise fee revenues, which are collected by the Systems and then paid to local franchising authorities.

Expenses consist primarily of operating costs, selling, general and administrative expenses, depreciation and amortization expenses and interest expense. Operating costs primarily include programming costs, the cost of the System’s workforce, cable service related expenses, franchise fees and expenses related to customer billings.

Separation from Charter Communications, Inc.

On September 3, 2003, Atlantic Broadband Finance, LLC entered into a definitive asset purchase agreement with Charter Communications, Inc. to acquire the systems for $738.1 million, subject to customary post-closing adjustments, plus estimated fees and expenses. The sale of the Systems closed on March 1, 2004 and as a result of the acquisition, our assets and liabilities were recorded at their fair value as of that date. We commenced recording revenue and expenses associated with the Systems beginning March 1, 2004.

Historical Performance

Operating Data

	December 31, 2004	March 31, 2005	June 30, 2005
Equivalent Basic Units (“EBU’s”)	217,206	217,082	214,159
Digital subscribers	76,380	76,756	74,558
High Speed Data (“HSD”) subscribers	50,342	55,782	59,107
Homes passed	430,341	430,593	430,784
Internet-ready homes passed	381,947	388,169	399,754
Basic subscribers	252,699	252,658	249,218

Basic penetration of homes passed	58.7%	58.7%	57.9%
Digital penetration of basic subscribers	30.2%	30.4%	29.9%
HSD penetration of internet-ready homes passed	13.2%	14.4%	14.8%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended June 30.				Six Months Ended June 30.
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$31,977	70.5%	$31,933	67.9%	$42,865	71.4%	$63,569	68.1%
High Speed Data	4,196	9.3	5,526	11.7	5,593	9.3	10,670	11.4
Advertising Sales	1,279	2.8	1,461	3.1	1,660	2.8	2,863	3.1
Commercial	3,499	7.7	3,847	8.2	4,656	7.8	7,641	8.2
Other	4,381	9.7	4,303	9.1	5,234	8.7	8,631	9.2

Total revenue	$45,332	100.0%	$47,070	100.0%	$60,008	100.0%	$93,374	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	21,754	48.0%	22,199	47.2%	28,552	47.6%	43,688	46.8%
Selling, general and administrative	6,456	14.2%	7,063	15.0%	10,589	17.6%	14,713	15.8%
Depreciation and amortization	8,404	18.5%	10,717	22.8%	11,204	18.7%	20,603	22.1%

Income from operations	8,718		7,091		9,663		14,370

Other Income (expenses):

Gain (loss) from derivative instruments	6,060		(1,806)		6,060		13
Interest expense, net	(7,946)		(8,458)		(11,420)		(16,561)

Income (loss) before income taxes	$6,832		$(3,173)		$4,303		$(2,178)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Revenue for the three months ended June 30, 2005 was $47.1 million as compared to $45.3 million for the three months ended June 30, 2004, an increase of $1.8 million or 4.0%. This increase was mainly the result of a $1.3 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth, coupled with a $0.3 million increase in commercial revenues of the Company with heightened focus on this service offering. We expect revenues to continue to increase as a result of the continuing demand for our HSD service due to increases in the number of internet-ready homes passed resulting from the completion of the Delmar system rebuild.

Operating expenses for the three months ended June 30, 2005 were $22.2 million as compared to $21.8 million for the comparable period in 2004. The $0.4 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with net increases in the technical and customer support areas of $.3 million as the company incurred additional expenditures to accommodate increased product demand in the Delmar system with the continued progress of the rebuild of that system. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses.

Selling, general and administrative expenses for the three months ended June 30, 2005 were $7.1 million as compared $6.5 million for the three months ended June 30, 2004, an increase of $0.6 million. This increase resulted from a $1.3 million increase in marketing expenditures and a $0.3 million increase in salary and related costs associated with increased staffing levels in Delmar and increased health benefit costs, offset by a reduction of $1.2 million in transition expenses incurred in the second quarter of 2004 in conjunction with the launching of the Atlantic brand name, products and website and the recruiting and relocation costs associated with staffing of vacant and newly created senior management positions. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to attract subscriber growth.

Depreciation of property and equipment was $7.0 million for the three months ended June 30, 2005, compared with $4.6 million for the comparable period in 2004, an increase of $2.4 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Delmar.

Income from operations for the three months ended June 30, 2005 was $7.1 million as compared to $8.7 million for the comparable period in 2004 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.8 million in other expense for the three months ended June 30, 2005 as compared to $6.1 million in other income for the three months ended June 30, 2004 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2005 was $8.5 million as compared to $7.9 million for the three months ended June 30, 2004. This $0.6 million increase was primarily attributable to higher interest rates in 2005.

As a result of the factors described above, the net loss was $3.2 million for the three months ended June 30, 2005 as compared to a net income of $6.8 million for the three months ended June 30, 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Revenue for the six months ended June 30, 2005 was $93.4 million as compared to $60.0 million for the six months ended June 30, 2004. This increase was the result of six full months of operations in 2005 as compared to only four months after the closing of the acquisition on March 1, 2004. However, we expect monthly revenues to increase as a result of the continuing demand for our HSD service.

Operating expenses for the six months ended June 30, 2005 were $43.7 million as compared to $28.6 million for the comparable period in 2004. This increase was the result of six full months of operations in 2005 as compared to only four months after the closing of the acquisition on March 1, 2004. We expect monthly operating expenses to increase as growth in total revenue generating units will result in increased direct expenses.

Selling, general and administrative expenses were $14.7 million for the six months ended June 30, 2005 as compared to $10.6 million for the six months ended June 30, 2004. This increase was the result of six full months of operations in 2005 as compared to only four months after the closing of the acquisition on March 1, 2004. We expect that monthly selling, general and administrative expenses will increase as a result of increased marketing spending to attract subscriber growth.

Income from operations for the six months ended June 30, 2005 was $14.4 million as compared to $9.7 million for the comparable period in 2004 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $13 thousand in other income for the six months ended June 30, 2005 as compared to $6.1 million in other income for the six months ended June 30, 2004 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2005 was $16.6 million as compared to $11.4 million for the six months ended June 30, 2004. This increase was the result of six full months of operations in 2005 as compared to only four months after the closing of the acquisition on March 1, 2004 and changes in interest rates.

As a result of the factors described above, the net loss was $2.2 million for the six months ended June 30, 2005 as compared to net income of $4.3 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital. We are in the midst of a $14 million capital project in Delmar (exclusive of capitalized labor and overhead) to complete our planned network improvements and customer and technical service enhancements which we anticipate completing by the end of 2005. We expect to fund the project from cash generated from operations.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of June 30, 2005, the Company has total debt outstanding of $482.3 million (including capital lease obligations).

We have a $395.0 million senior credit facility, consisting of a $90 million revolving credit facility, a $30 million term loan A tranche and a $275 million term loan B tranche. At June 30, 2005, $26.4 million of the revolving credit facility was outstanding, with $63.6 million of unused senior credit commitments under the revolving credit facility. The commitments under the revolving credit facility will be reduced in quarterly installments beginning in 2005 and the revolving credit facility will expire on December 31, 2009. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loans A and B mature on March 1, 2011 and October 1, 2011, respectively. These term loans are payable in quarterly installments commencing on June 30, 2006.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Subject to restrictions on our senior secured credit facilities and the indenture governing our Senior Subordinated Notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreement, will be available on terms acceptable to us or at all.

        Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of June 30, 2005 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Senior secured credit facilities	$331,417	$—	$6,563	$8,750	$8,750	$8,750	$298,604
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	223,551	15,623	33,561	32,748	32,025	31,527	78,067
Capitalized leases (including interest)	946	158	289	276	218	5	—
Operating leases	2,813	260	469	462	447	300	875

Total cash contractual obligations	$708,727	$16,041	$40,882	$42,236	$41,440	$40,582	$527,546

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for bad debts, the recoverability of long-term assets such as franchises and intangible assets, depreciation and amortization periods, income taxes, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

    Capitalization of Labor and Overhead Costs

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, building and upgrading the cable network. Costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor costs associated with capital projects and certain indirect costs. We capitalize direct labor costs associated with personnel based upon the specific time devoted to construction and customer installation activities. Indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to dwelling, are capitalized.

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. We capitalize overhead based upon an allocation of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

    Programming Costs

We purchase certain analog, digital and premium video programming provided by program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by us and are subject to adjustments based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. We receive these upfront payments related to the promotion and activation of the programmer’s cable television channel and defer recognition of the launch incentives over the life of the programming agreement as an offset to programming expense.

We also obtain some broadcast programming through retransmission consent agreements, some of which are written agreements and some of which are not in writing. Our current agreements generally do not require payment of a flat per subscriber fee, but in some cases involve the exchange of other types of consideration such as insignificant grants of advertising time. Charter assigned to us, at the closing of the acquisition, as many of these retransmission consents agreements as possible. To the extent we were unable to obtain assignment of some retransmission consents, we will have to negotiate new retransmission consent agreements with the specific broadcaster. Broadcasters also have the right to change their election of mandatory carriage (“must-carry”) or retransmission consent every three years, with the next election effective in 2006. Accordingly, the terms and conditions by which we retransmit broadcast programming (including the consideration given to broadcasters) may change.

Valuation of Property, Plant and Equipment

We evaluate the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of an asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While we believe that our estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect our evaluation of asset recoverability.

Valuation of Franchises and Intangible Assets

We have significant intangible assets on its balance sheet. If the value of these assets was impaired by some factor, such as the loss of a franchise or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

In determining whether the our franchises have an indefinite life, we considered the exclusivity of the franchise, the expected costs of franchise renewals, and the technological state of the associated cable systems to determine whether we are in compliance with any technologically required upgrades. We have concluded that our franchise rights qualify for indefinite life treatment under SFAS 142.

We test the impairment of our franchise rights annually (on March 1) or whenever events or changes in circumstances indicate that franchise rights might be impaired. The franchise impairment test compares the fair value of the franchise with its carrying amount. The fair value of a franchise is determined through the use of a discounted cash flow analysis. The valuation assumptions used in the discounted cash flow model reflect anticipated future operating results and cash flows based on the System’s business plans. If the fair value of the franchise exceeds its carrying amount, it is not considered impaired. If the carrying amount of the franchise exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

We periodically evaluate the net realizable value of long-lived assets, including tangible and intangible assets, relying on a number of factors including operating results, business plans, economic projections and anticipated future cash flows. An impairment in the carrying value of an asset is recognized when the expected future operating cash flow derived from the asset is less than its carrying value.

Recently Issued Accounting Standards

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and accordingly we expect to adopt FIN 47 in December 2005. The adoption of this accounting interpretation is not expected to impact significantly our results of operations, financial position and cash flows.

Inflation and Changing Prices

Our costs and expenses will be subject to inflation and price fluctuations. We do not expect that such changes are likely to have a material effect on our results of operations.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure will include changes in interest rates as borrowings under our senior secured credit facilities bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$16,169	$16,676	$17,183	$17,690	$18,197
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$30,232	$30,739	$31,246	$31,753	$32,260

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under SFAS No. 133, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes.

At June 30, 2005, we had in effect three interest rate swaps with three separate commercial banks, with a total notional amount of $230.0 million. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive to settle the agreements, was approximately $3.6 million and $3.5 million at June 30, 2005 and December 31, 2004, respectively.

ITEM 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART 2. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of business, the Company is party to various claims and legal proceedings. The Company records a reserve for these matters when an adverse outcome is probable and they can reasonably estimate its potential liability. Although the ultimate outcome of these matters is currently not determinable, the Company does not believe that the resolution of these matters in a manner adverse to their interest will have a material effect upon their financial condition, results of operations or cash flows for an interim or annual period.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits
	31.1	Certification of David J. Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Patrick Bratton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exhange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 30, 2005.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer