Form 10-Q
period 2005-09-30
Atlantic Broadband Finance, LLC
filed 2005-11-14
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common units, as of the last practicable date. Atlantic Broadband Holdings I, LLC owns 100% of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this document that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Act of 1933 (the “Securities Act”). Atlantic Broadband Finance, LLC (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 2. Management’s Discussion and Analysis of the Financial Condition and Results of Operations”.

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

ATLANTIC BROADBAND FINANCE, LLC

		Page
Part 1. Financial Information
Item 1.
	Financial Statements (Unaudited)	4-11
	Condensed Consolidated Balance Sheets – December 31, 2004 and September 30, 2005
	Condensed Consolidated Statements of Operations – Three months ended September 30, 2004 and September 30, 2005; Nine months ended September 30, 2004 and 2005
	Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2004 and 2005
	Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures of Market Risk	17
Item 4.	Controls and Procedures	17
Part 2. Other Information
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signatures		19
Certifications

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2004	September 30, 2005
Assets
Current assets
Cash and cash equivalents	$12,612	$6,231
Accounts receivable—net of allowance for doubtful accounts of $563 and $533, respectively	5,141	5,601
Prepaid expenses and other current assets	985	1,605

Total current assets	18,738	13,437
Plant, property and equipment, net	162,950	170,731
Franchise rights	509,100	509,100
Goodwill	35,299	35,757
Other intangible assets, net	32,571	21,297
Debt issuance costs, net	13,790	12,369
Fair value of derivative instruments	3,547	4,443

Total assets	$775,995	$767,134

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$11,923	$10,077
Accrued interest	7,647	4,265
Accrued expenses	9,079	6,323
Current portion of senior debt	—	4,375
Current portion of capital lease obligation	64	257
Unearned service revenue	3,158	3,437

Total current liabilities	31,871	28,734
Long-term debt	481,417	477,042
Capital lease obligation, net of current portion	160	536
Other long-term liabilities	865	1,942

Total liabilities	514,313	508,254

Member’s equity	262,500	262,500
Accumulated deficit	(818)	(3,620)

Total member’s equity	261,682	258,880

Total liabilities and member’s equity	$775,995	$767,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues	$44,914	$47,788	$104,922	$141,162

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	21,188	22,413	49,740	66,101
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	6,700	7,880	17,289	22,593
Depreciation and amortization	9,694	10,385	20,898	30,988

Income from operations	7,332	7,110	16,995	21,480
Interest expense	8,040	8,617	19,460	25,178
Unrealized (gain) loss on derivative instruments	3,339	(883)	(2,721)	(896)

Net income (loss)	$(4,047)	$(624)	$256	$(2,802)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2004	2005
Cash flows from operating activities
Net income (loss)	$256	$(2,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	20,898	30,988
Amortization of debt issuance costs	1,260	1,421
Unrealized gain on derivative instrument	(2,721)	(896)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(1,479)	(460)
Prepaid expenses and other current assets	(4,269)	(620)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	16,435	(7,446)
Unearned service revenue	3,164	279

Net cash provided by operating activities	33,544	20,464

Cash flows from investing activities
Purchases of property, plant and equipment	(15,112)	(24,243)
Acquisition of cable systems	(738,623)	(2,458)

Net cash used in investing activities	(753,735)	(26,701)

Cash flows from financing activities
Proceeds from issuance of debt	486,417	—
Payments of capital lease obligations	—	(144)
Proceeds from member’s contributions	260,791	—
Payment of debt issuance costs	(15,019)	—

Net cash provided (used) by financing activities	732,189	(144)

Net change in cash and equivalents	11,998	(6,381)
Cash and cash equivalents, beginning of period	612	12,612

Cash and cash equivalents, end of period	$12,610	$6,231

Supplemental disclosure of cash flow information
Interest paid	$12,156	$27,139
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	230	713
Capital expenditures included in accounts payable and accrued expenses	1,089	2,539

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

On September 30, 2005, the Company had approximately 248,000 cable and 64,000 residential high-speed Internet subscribers on the Systems. The Company has 4 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2005 and for the three months and nine months ended September 30, 2004 and 2005 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting principally of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and report amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Amendment No. 1 to Form S-4 Registration Statement. The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives and the recoverability of the carrying values of goodwill, other intangible assets and fixed assets (which include capitalized labor and overhead costs). Actual results could differ from those estimates.

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

The selected unaudited pro forma consolidated information for the nine months ended September 30, 2004, determined as if the acquisition described above occurred on January 1, 2004 would have resulted in the following:

	Nine months ended September 30, 2004
	As reported	Pro Forma
Revenues	$104,922	$134,244
Income from operations	16,995	23,667
Net income	256	1,683

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired Systems been combined during the specified periods. As the acquisition occurred on March 1, 2004, the results for the three months ended September 30, 2004 do not require pro forma adjustments.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2004	September 30, 2005
Distribution facilities	$104,860	$112,045
Subscriber equipment	35,976	40,684
Headend equipment	17,491	17,652
Buildings and leasehold improvements	6,821	6,883
Office equipment and other	4,573	5,920
Vehicles and equipment	4,304	5,176
Land	1,482	1,468
Construction in progress	2,779	15,896
Material inventory	2,631	2,196

Total plant, property and equipment	180,917	207,920
Less: accumulated depreciation	17,967	37,189

Plant, property and equipment, net	$162,950	$170,731

Depreciation expense for the three and nine months ended September 30, 2005 was $6,628 and $19,714, respectively and for the three and nine months ended September 30, 2004 was $5,842 and $12,034, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31, 2004	September 30, 2005
Subscriber relationships	$42,900	$42,900
Other intangible assets	2,200	2,200

Total intangible assets	45,100	45,100
Less: Accumulated amortization	12,529	23,803

Intangible assets, net	$32,571	$21,297

Amortization expense for the three and nine months ended September 30, 2005 was $3,757 and $11,274, respectively and for the three and nine months ended September 30, 2004 was $3,852 and $8,864, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2004	September 30, 2005
Franchise, copyright and revenue sharing fees	$2,087	$1,776
Payroll and related taxes	2,247	1,795
Accrued purchase price	2,000	—
Other accrued expenses	2,745	2,752

Total accrued liabilities	$9,079	$6,323

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

At December 31, 2004 and September 30, 2005 there was $305,000 outstanding under the Term Loans and $26,417 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest on the swap agreements, the weighted average interest rate for 2004 and 2005 on the Term Note and Revolver was 5.05% and 5.97%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of September 30, 2005, there was approximately $63,583 of unused commitments under the Revolver, respectively, all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of September 30, 2005, the Company was in compliance with its covenants under the Senior Credit Facility.

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

$331,417

Senior Subordinated Notes

On February 10, 2004, the Company issued $150,000 of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are unsecured senior subordinated obligations subordinated to the Senior Credit Facility. The proceeds of the offering were used to finance the acquisition of the Systems.

Interest Rate Swap Agreements

The Company entered into three swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. The marking-to-market of the interest rate swap agreements resulted in the recognition of $883 and $896 in other income for the three and nine months ended September 30, 2005, respectively, $3,339 in other expense for the three months ended September 30, 2004 and $2,721 in other income for the nine months ended September 30, 2004.

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

Expenses consist primarily of operating costs, selling, general and administrative expenses, depreciation and amortization expenses and interest expense. Operating costs primarily include programming costs, the cost of the System’s workforce, cable service related expenses and franchise fees.

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

Historical Performance

Operating Data

	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
Equivalent Basic Units (“EBU’s”)	217,206	217,082	214,159	212,325
Digital subscribers	76,380	76,756	74,558	73,393
High Speed Data (“HSD”) subscribers	50,342	55,782	59,107	64,069
Homes passed	430,341	430,593	430,784	431,357
Internet-ready homes passed	381,947	388,169	399,754	418,538
Basic subscribers	252,699	252,658	249,218	248,226

Basic penetration of homes passed	58.7%	58.7%	57.9%	57.5%
Digital penetration of basic subscribers	30.2%	30.4%	29.9%	29.6%
HSD penetration of internet-ready homes passed	13.2%	14.4%	14.8%	15.3%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended September 30.				Nine Months Ended September 30.
	2004		2005		2004		2005
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$31,402	69.9%	$31,846	66.6%	$74,267	70.8%	$95,415	67.6%
High Speed Data	4,496	10.0	5,909	12.3	10,089	9.6	16,579	11.7
Advertising Sales	1,271	2.8	1,508	3.2	2,931	2.8	4,371	3.1
Commercial	3,576	8.0	3,956	8.3	8,232	7.8	11,597	8.2
Other	4,169	9.3	4,569	9.6	9,403	9.0	13,200	9.4

Total revenue	$44,914	100.0%	$47,788	100.0%	$104,922	100.0%	$141,162	100.0%
Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	21,188	47.2%	22,413	46.9%	49,740	47.4%	66,101	46.8%
Selling, general and administrative	6,700	14.9%	7,880	16.5%	17,289	16.5%	22,593	16.0%
Depreciation and amortization	9,694	21.6%	10,385	21.7%	20,898	19.9%	30,988	22.0%

Income from operations	7,332		7,110		16,995		21,480
Other Income (expenses):
Unrealized gain (loss) from derivative instruments	(3,339)		883		2,721		896
Interest expense, net	(8,040)		(8,617)		(19,460)		(25,178)

Income (loss) before income taxes	$(4,047)		$(624)		$256		$(2,802)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

Revenue for the three months ended September 30, 2005 was $47.8 million as compared to $44.9 million for the three months ended September 30, 2004, an increase of $2.9 million or 6.5%. This increase was mainly the result of a $1.4 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth, a $.4 million increase in video revenue driven by the expanded availability of our new Digital Video Recorder and High Definition product offerings and a $0.4 million increase in commercial revenues with heightened focus on this service offering. We expect revenues to continue to increase principally as a result of the continuing demand for our HSD service due to increases in the number of internet-ready homes passed resulting from the completion of the Delmar system rebuild.

Operating expenses for the three months ended September 30, 2005 were $22.4 million as compared to $21.2 million for the comparable period in 2004. The $1.2 million increase was the result of increased programming costs in conjunction with annual contractual increases, coupled with net increases in technical expenses of $0.7 million as we incurred expenditures in advance of the launch of our digital voice service, increased maintenance costs in conjunction with Hurricane Katrina repairs in our Miami Beach system and general plant repairs in our Delmar system in conjunction with the final stages of this system’s rebuild. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses.

Selling, general and administrative expenses for the three months ended September 30, 2005 were $7.9 million as compared with $6.7 million for the three months ended September 30, 2004, an increase of $1.2 million. This increase resulted mainly from a $0.5 million increase in marketing expenditures, the incurrence of $0.5 million in expenses associated with the Company’s exchange offer for its $150 million Senior Subordinated Notes and certain acquisition related due diligence costs associated with our efforts to expand our subscriber count. We expect to see selling, general and administrative expenses stabilizing given the one-time nature of the expenditures.

Depreciation of property and equipment was $6.6 million for the three months ended September 30, 2005, compared with $5.8 million for the same period in 2004, an increase of $0.8 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Delmar.

Income from operations for the three months ended September 30, 2005 was $7.1 million as compared to $7.3 million for the same period in 2004 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $.9 million in other income for the three months ended September 30, 2005 as compared to a loss of $3.3 million in other expense for the three months ended September 30, 2004 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2005 was $8.6 million as compared to $8.0 million for the three months ended September 30, 2004. This $0.6 million increase was primarily attributable to higher interest rates in 2005.

As a result of the factors described above, the net loss was $0.6 million for the three months ended September 30, 2005 as compared to a net loss of $4.0 million for the three months ended September 30, 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

Revenue for the nine months ended September 30, 2005 was $141.2 million as compared to $104.9 million for the nine months ended September 30, 2004. This increase was the result of nine full months of operations in 2005 as compared to only seven months after the closing of the acquisition on March 1, 2004. Overall, we expect monthly revenues to increase as a result of the continuing demand for our HSD service.

Operating expenses for the nine months ended September 30, 2005 were $66.1 million as compared to $49.7 million for the comparable period in 2004. This increase was the result of nine full months of operations in 2005 as compared to only seven months after the closing of the acquisition on March 1, 2004. We expect monthly operating expenses to increase as growth in total revenue generating units will result in increased direct expenses.

Selling, general and administrative expenses were $22.6 million for the nine months ended September 30, 2005 as compared to $17.3 million for the nine months ended September 30, 2004. This increase was the result of nine full months of operations in 2005 as compared to only seven months after the closing of the acquisition on March 1, 2004. We expect to see selling, general and administrative expenses stabilizing given the one-time nature of certain expenditures.

Income from operations for the nine months ended September 30, 2005 was $21.5 million as compared to $17.0 million for the comparable period in 2004 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $.9 in other income for the nine months ended September 30, 2005 as compared to $2.7 million in other income for the nine months ended September 30, 2004 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2005 was $25.2 million as compared to $19.5 million for the nine months ended September 30, 2004. This increase was the result of nine full months of operations in 2005 as compared to only seven months after the closing of the acquisition on March 1, 2004 and changes in interest rates.

As a result of the factors described above, the net loss was $2.8 million for the nine months ended September 30, 2005 as compared to net income of $.3 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital. We are in the final stages of a $14 million capital project in Delmar (exclusive of capitalized labor and overhead) to complete our planned network improvements and customer and technical service enhancements which we anticipate completing by the end of 2005. We expect to fund the remaining project costs from cash generated from operations.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows. As of September 30, 2005, the Company has total debt outstanding of $482.2 million (including capital lease obligations).

We have a $395.0 million senior credit facility, consisting of a $90 million revolving credit facility, a $30 million term loan A tranche and a $275 million term loan B tranche. At September 30, 2005, $26.4 million of the revolving credit facility was outstanding, with $63.6 million of unused senior credit commitments available under the revolving credit facility. The commitments available under the revolving credit facility will be reduced in quarterly installments beginning in 2006 and the revolving credit facility will expire on December 31, 2009. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

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

Contractual Obligations

The following table sets forth our contractual cash obligations as of September 30, 2005 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2005	2006	2007	2008	2009	Thereafter
Senior secured credit facilities	$331,417	$—	$6,563	$8,750	$8,750	$8,750	$298,604
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	227,094	8,010	34,344	35,011	34,591	34,020	81,118
Capitalized leases (including interest)	876	88	289	276	218	5	—
Operating leases	2,683	130	469	462	447	300	875

Total cash contractual obligations	$712,070	$8,228	$41,665	$44,499	$44,006	$43,075	$530,597

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

Valuation of Franchises and Intangible Assets

We have significant intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a franchise or an adverse change in the advertising marketplace, we may be required to record an impairment charge.

In determining whether our franchises have an indefinite life, we considered the exclusivity of the franchise, the expected costs of franchise renewals, and the technological state of the associated cable systems to determine whether we are in compliance with any technologically required upgrades. We have concluded that our franchise rights qualify for indefinite life treatment under SFAS 142.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$16,954	$17,461	$17,968	$18,476	$18,983
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$31,017	$31,524	$32,031	$32,539	$33,046

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

At September 30, 2005, we had in effect three interest rate swaps with three separate commercial banks, with a total notional amount of $230.0 million. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive to settle the agreements, was approximately $4.4 million and $3.5 million at September 30, 2005 and December 31, 2004, respectively.

ITEM 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 14, 2005.

Atlantic Broadband Finance, LLC

/s/ DAVID J. KEEFE
David J. Keefe
Chief Executive Officer and Director

/s/ PATRICK BRATTON
Patrick Bratton
Chief Financial Officer