Form 10-K
period 2005-12-31
Atlantic Broadband Finance, LLC
filed 2006-03-31
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                  to                 .

Atlantic Broadband Finance, LLC

(Exact Name of Registrant As Specified In Charter)

Delaware	333-115504	20-0226936
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

One Batterymarch Park, Suite 405

Quincy, MA 02169

(Address of Registrant’s Principal Executive Offices, including Zip Code)

(617) 786-8800

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒ Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer                 ☐  Accelerated filer                ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

As of December 31, 2005, Atlantic Broadband Holdings I, LLC held all 1,000 shares of the outstanding units of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Act of 1933 (the “Securities Act”). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. Atlantic Broadband Finance, LLC (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to our Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to our Company, are necessarily estimates reflecting the judgment of our Company’s senior management and involve a number of risks and uncertainties that could cause our Company’s actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 7- Management’s Discussion and Analysis of the Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, our Company, through our senior management, may from time to time make “forward looking statements” about matters described herein or in other matters concerning our Company. You should consider our forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the cable industry, continued demand from the primary markets the Company serves, the availability of programming services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” for further discussion.

We disclaim any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ATLANTIC BROADBAND FINANCE, LLC

ITEM 1.	BUSINESS

Unless the context requires otherwise, references in this Form 10-K to the Company refer to Atlantic Broadband Finance, LLC and references such as “we”, “us” and “our” refer to Atlantic Broadband Finance, LLC together with its consolidated subsidiaries.

History

Our Company was formed in Delaware on August 26, 2003. We are a wholly-owned subsidiary of Atlantic Broadband Holdings I, LLC (the “Parent”). Our Company and the Parent are wholly-owned indirect subsidiaries of Atlantic Broadband Group, LLC.

On September 3, 2003, we entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (the “Systems”) for approximately $738.1 million, subject to closing adjustments (the “Acquisition”). We obtained equity and debt financing to fund the Acquisition, which was consummated on March 1, 2004.

As of December 31, 2005, the Systems passed a total of approximately 438,000 homes and served approximately 213,000 Equivalent Basic Units (“EBUs”). The Systems are comprised of three operating clusters: the Western Pennsylvania Cluster totaling approximately 143,000 EBU in the localities of Johnstown, Altoona, Uniontown and Bradford, PA and Cumberland, MD; the Miami Beach Cluster totaling approximately 49,000 EBUs in Miami Beach, Florida; and the Maryland/Delaware Cluster totaling approximately 21,000 EBUs in various communities on the Delmarva peninsula. We are the nation’s 16th largest cable television system operator.

The Systems are comprised of approximately 6,100 miles of network plant passing approximately 438,000 homes, resulting in an average density of approximately 72 homes per mile. As of December 31, 2005, approximately 97% of the Systems’ homes passed have been upgraded to 550 MHz or higher bandwidth capacity and approximately 72% of homes passed have been upgraded to 750 MHz or higher bandwidth capacity. In addition, approximately 97% of the homes passed in the Systems currently are Internet-ready and two-way communications capable.

The Systems represent a mix of stable, mature systems in Western Pennsylvania and high growth potential systems in Miami Beach and Maryland/Delaware. In the Western Pennsylvania Cluster, the systems enjoy high basic subscriber penetration as well as basic subscriber churn levels well below the national average. In the Miami Beach and Maryland/Delaware Clusters, we believe there is significant potential for new homes growth, as well as other system specific opportunities.

We have transformed the Systems into an actively-managed, Internet-led, marketing-focused broadband service provider. We believe that the Systems have numerous favorable characteristics, including a technologically advanced cable network, a presence in several attractive market areas, above-average basic subscriber penetration levels, low historic basic subscriber churn and strong potential growth in high-speed data revenue. Our management team is pursuing a focused commitment to strict cost controls and prudent capital management which will further improve the existing strengths of the Systems. We believe that a combination of our operating approach and the Systems’ attributes will enhance our ability to acquire and retain customers and increase system revenues and cash flow.

Business Strategy

Our strategy is to become the leading full service provider of entertainment, information and communications services for the communities served by the Systems. We believe that bundling high-speed data with new and existing multi-channel video services, such as analog, digital, high-definition and voice offerings, will provide a strong competitive product offering versus other entertainment and information service providers, particularly DBS and DSL providers. The key elements of our business strategy are to:

Develop Compelling Value-Driven Service Offerings Focusing on High-Speed Data Service

We believe that our high-speed data service has the potential to provide a substantial portion of our revenue growth in the near future and will be our most effective means of enhancing our ability to acquire and retain customers. Our cable network allows us the flexibility to offer high-speed data services with a wide range of high-speed data access speeds to match our customers’ varying needs for addressable download speed at an affordable cost. By leveraging this capability, we have developed bundled tiered high-speed data and video service offerings, which we expect will continue to expand our base of high-speed data customers and enable us to compete effectively against DBS and DSL providers.

We also focus on opportunities to improve the quality and attractiveness of our analog and digital video offerings to our customers. Our digital video platform already enables a significant number and variety of channels throughout the Systems, giving our customers the ability to customize their digital channel lineup with a range of content-unique digital tiers, including multiplexed premium offerings such as HBO and Showtime. We offer our expanded analog and digital offerings à la carte and on a bundled basis to create flexibility and value options for our customers.

We carry the local broadcast affiliates of the national television networks in all of our markets, often giving us a competitive advantage over DBS. Additionally, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty. We also offer local service packages, such as Hispanic programming tiers in our Miami Beach Cluster that appeal to our customers’ ethnic and language backgrounds, either as part of a bundled package or on an à la carte basis.

Develop Innovative, Locally-Tailored Marketing Programs and Sales Initiatives

We will continue to develop and implement a variety of innovative marketing techniques to attract new customers, maintain existing customers and increase revenue per customer. We introduced marketing programs tailored to local customer preferences which are designed to educate customers about our advanced products and services and the advantages of those products and services. Our marketing efforts will continue to focus on promoting tiered bundled high-speed data and video services that provide value, choice and convenience to our customers. We market our products principally through direct mail, door-to-door sales and telemarketing, as well as through media advertising, e-marketing, consumer electronics retailers and our local customer care and bill payment centers.

Maximize Customer Satisfaction with Superior Customer Care and Technical Service

To maximize our customer satisfaction and loyalty, we strive to provide superior customer care and reliable, high-quality technical support. We implemented a wireless dispatch system for our service technicians during the first quarter of 2005, which has improved on-time service call performance and shortened customer waiting time. Additionally, we expect this wireless dispatch system to substantially improve technician productivity and reduce future operating costs.

We strictly adhere to the highest level of customer service, which we constantly monitor by measuring daily call-center performance metrics, customer feedback and local market research. In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local charities and community causes through staged events and promotional campaigns. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to interact with our customers face-to-face and improve our customer relations. Our localized customer care initiatives create substantial marketing and promotion opportunities. Our emphasis on customer service and strong community involvement leads to higher customer satisfaction, increased product sales, reduced customer churn and strong franchise relationships.

We will continue to invest additional capital in our cable network and customer care centers as necessary to maintain superior technical and customer care support and address our customers’ needs for additional broadband products and services.

The Systems

As of December 31, 2005, the Systems passed approximately 438,000 homes and served approximately 213,000 EBUs in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York. The table below provides the overview of selected operating and technical data for the Systems as of December 31, 2005:

	Western Pennsylvania	Miami Beach	Maryland/ Delaware	Total
Homes Passed	235,785	147,426	55,193	438,404
Total Plant Miles	4,356	407	1,318	6,081
# of Head Ends	14	1	1	16
Home Density (per mile)	54	362	42	72
Current Technical:
% of Homes Passed Upgraded (550 MHz or better)	93.7%	100.0%	100.0%	96.6%
% of Homes Passed Upgraded (750 MHz or better)	67.1%	100.0%	16.2%	71.7%
% of Homes Passed Two-Way Capable	94.0%	100.0%	100.0%	96.8%
Internet-ready Homes Passed	221,634	147,426	55,193	424,253
Penetration:
EBUs(1)	142,935	49,698	20,763	213,396
Basic Subscribers(2)	142,766	86,453	20,535	249,754
Basic Penetration as % of Homes Passed	60.5%	58.6%	37.2%	57.0%
Digital Subscribers	40,091	25,843	8,051	73,985
% Digital to Basic Subscribers	28.1%	29.9%	39.2%	29.6%
High-speed Data Subscribers	40,096	23,140	5,782	69,018
% Data to Internet-ready Homes Passed	18.1%	15.7%	10.5%	16.3%

(1)	EBU is a reference to “equivalent basic subscribers”, which is a term used in the cable industry to reflect an adjusted number of total basic subscribers. The total number of EBUs includes (i) non-bulk residential subscribers, each of which represents one EBU and (ii) total basic commercial service subscribers and bulk subscribers in multi-family dwelling units, which are calculated on an equivalent basic unit basis by dividing the commercial service price of bulk price charged to each subscriber by the most prevalent price charged to non-bulk residential subscribers in that market for the comparable tier of service.

(2)	The number of basic subscribers includes the reported number of non-bulk basic subscribers for the Systems, the reported number of gross bulk subscribers in the Miami Beach Cluster and an estimated number of gross bulk subscribers in the Western Pennsylvania and Maryland/Delaware Clusters.

Western Pennsylvania Cluster

Overview. The Western Pennsylvania Cluster is comprised of four separate cable systems in the localities of Johnstown/Altoona, PA, Uniontown, PA, Cumberland, MD and Bradford, PA. As of December 31, 2005, these systems pass approximately 236,000 homes and serve approximately 143,000 EBUs. These systems comprise a total of approximately 4,400 miles of network plant with 14 headends. The Western Pennsylvania Cluster represents approximately 53.8% of the total homes passed and 67.0% of the total EBUs in the Systems as of December 31, 2005.

We spent approximately $3 million in capital through December 31, 2005 to complete upgrades on these systems, which was primarily spent to (i) activate the Uniontown system for two-way communications capability and (ii) complete upgrades and enhancements to the region’s customer care center. After the upgrade, approximately 94% of homes passed in Western Pennsylvania are now upgraded to 550 MHz or higher bandwidth capacity, approximately 67% of homes passed are now upgraded to 750 MHz or higher bandwidth capacity, and approximately 94% of homes passed are now Internet-ready and two-way communications capable.

Johnstown/Altoona, PA. As of December 31, 2005, we passed approximately 105,000 homes and served approximately 64,000 EBUs in the Johnstown/Altoona, PA cable system. The two largest cities served by the cable system, Johnstown and Altoona, have local populations of approximately 230,000 and 129,000, respectively. The mean household income for the area is approximately $40,000 per year. Key local employers in the area include: University of Pittsburgh Medical Center; Walmart; and the Pennsylvania state government.

The Johnstown/Altoona cable system has been substantially upgraded with over 92% of homes passed by a 750 MHz cable network from three headends. Approximately 96% of homes passed are also Internet-ready and two-way communications capable. Prior to July 2003, the Johnstown and Altoona cable system was operated separately, but the two systems were interconnected by fiber and now operate as a single system with a single channel line-up.

Uniontown, PA. As of December 31, 2005, we passed approximately 61,000 homes and served approximately 34,000 EBUs in the Uniontown, PA cable system. The largest city served by the Uniontown cable system is Uniontown, PA which has a local population of 12,000. The mean household income for the area is approximately $34,000 per year. Key local employers include: Uniontown Hospital; Teletech Holdings; Uniontown Newspapers; and O.C. Cluss Lumber.

Approximately 98% of homes passed in the Uniontown cable system have been upgraded to a 550 MHz or better cable network from two headends, and with the completion of our upgrade approximately 98% of homes passed are now Internet-ready and two-way communications capable.

Bradford, PA. As of December 31, 2005, we passed approximately 38,000 homes and served approximately 22,000 EBUs in the Bradford, PA cable system. The two largest cities served by the Bradford cable system are Warren, PA and Bradford, PA, with populations of 10,000 and 9,000, respectively. The mean household income for the area is approximately $40,000 per year. Key local employers in the area include: Bradford Hospital; Zippo; W.R.K Case Cutlery; United Refining; Blair Group; Northwest Bancorp; and Whirley Industries.

Approximately 88% of homes passed in the Bradford cable system have been upgraded to a 550 MHz or better cable network from five headends, and with the completion of our upgrade approximately 87% of homes passed are now Internet-ready and two-way communications capable.

Cumberland, MD. As of December 31, 2005, we passed approximately 32,000 homes and served approximately 23,000 EBUs in the Cumberland, MD cable system. The largest market served by the Cumberland system is the Cumberland, MD/WV area with a local population of approximately 102,000. The mean household income for the area is approximately $39,000. Key local employers include: Memorial Hospital; Sacred Heart Hospital; CSX Transportation; LM Service Co.; and Hunter Douglas Fabrications.

Approximately 93% of homes passed in the Cumberland cable system have been upgraded to a 550 MHz or better cable network from four headends, and approximately 86% of homes passed are Internet-ready and two-way communications capable 750 MHz cable networks.

Miami Beach Cluster

The Miami Beach Cluster passes approximately 147,000 homes, and as of December 31, 2005, the cluster served approximately 49,000 EBUs from a single headend. Unlike our other clusters, many of our subscribers in the Miami Beach Cluster are served under multi-year “bulk” video agreements, whereby all of the residents in a Multi-Dwelling Unit (“MDU”) would receive discounted basic or expanded basic cable service and typically pay subscription fees as part of monthly expenses paid to the MDU. This discounting results in a disparity between the number of EBUs and the actual number of customers served. In fact, the Miami Beach system actually serves approximately 86,000 subscribers, for a basic penetration rate of approximately 59%. We believe it is advantageous to have a larger base of actual subscribers comprising our EBU count in Miami Beach as we believe there exists an opportunity to up-sell additional high-speed data and other video services which are generally sold on an undiscounted basis. We also believe other “bulk” accounts benefits include 100% penetration, no churn and incrementally lower connection and marketing cost per added EBU during the term of the MDU’s contract. These benefits serve as strong competitive advantages over DBS providers. We project Miami Beach to continue to be a high-performing system due to the combination of upgraded network plant, attractive demographics and historically strong home growth in the market area.

Miami Beach, the largest city served by the Miami Beach Cluster, has a total population of approximately 89,000. The mean household income in Miami Beach is approximately $54,000 per year. Historically, Miami Beach was principally a retirement community. However, during the period from 1980 to 2000, the median age of the local Miami Beach population declined from 65 years to 39 years, and the community now includes a significant number of affluent young urban professionals. The Miami Beach market also has a significant number of additional residents that either live in the area seasonally or maintain vacation homes in the market.

Miami Beach’s largest employers include the hotel, government, health care, entertainment and retail industries. International companies, particularly in the entertainment field, are also establishing a larger presence in Miami Beach. Key local employers include: Mount Sinai Medical Center (Florida); Loews Hotels; Parkway Regional Medical Center; and LNR Property. The economy of Miami Beach also benefits from its location between Miami and Ft. Lauderdale, and many of Miami Beach’s residents work in these large nearby communities.

The second largest city served by the Miami Beach system is Aventura, FL, which has a population of approximately 27,000. The mean household income in Aventura is approximately $75,000 per year. Key local employers in Aventura include: Aventura Hospital and Medical Center; William’s Island Ocean Club; and The Pritikin Longevity Center.

Miami Beach is a single headend system with approximately 400 plant miles for an average density of 362 homes per mile. The rebuild of the network was completed several years ago, and approximately 54% of the plant miles are served by a 750 MHz network, while the remaining 46% of plant miles are served by a 870 MHz network. 100% of the homes passed in the system are Internet-ready and two-way communications capable.

Maryland/Delaware Cluster

As of December 31, 2005, the Maryland/Delaware Cluster passed approximately 55,000 homes and served approximately 21,000 EBUs. The largest cities served by the Maryland/Delaware Cluster include Perryville, Chesapeake City and Kent Island, Maryland, and Middletown, Delaware. The population of these four largest cities, in aggregate, totals approximately 34,000. The mean household income in Maryland/Delaware Cluster is approximately $55,000 per year. Key local employers in the area include: Chesapeake Amusements; Dann Marine Towing; J&J Furniture; Delta Lumber; Middletown Valley Bank; and the Naval Research Laboratory.

The Maryland/Delaware Cluster utilized three headends with approximately 1,300 plant miles of plant for an average density of 42 homes per mile. During 2005, we consolidated these headends into one to provide better operating efficiencies within the system. The cluster had not been significantly upgraded prior to our ownership with only approximately 24% of homes passed by a 550 MHz or better cable network, and none of the homes passed in the system were Internet-ready and two-way communications capable prior to our acquisition. We have spent $14 million through December 31, 2005 to complete our upgrade of these systems, with 100% of homes passed now upgraded to 550 MHz or higher bandwidth capacity and 100% of homes passed Internet-ready and two-way communications capable. With the completion of the upgrade at the end of 2005, we expect to drive subscriber and penetration growth by aggressively promoting high-speed data and improved video services through locally-driven marketing campaigns.

Video Products and Services

We offer our customers a full array of traditional cable television video services and programming offerings. We tailor both our basic channel line-up and our additional channel offerings to each of our clusters in response to demographics, programming preferences, competition and local regulation. We market analog and digital cable services to our customer base across the Systems. Premium channels, which are offered individually or in packages of several channels, are also available as add-ons to our basic and expanded basic video service. We sell our video programming services on a subscription basis, with prices and related charges that vary primarily based on the type of services selected, whether the services are sold as a “bundle” with our high-speed data service or on an à la carte basis, and the equipment necessary to receive the services.

Our video service offerings include the following:

•	Basic Service. All of our customers receive the basic level of service, which generally consists of local broadcast television and local community programming, including government and public access channels, and may include a limited number of satellite-delivered channels.

•	Expanded Basic Service. This expanded level of service includes a group of satellite-delivered or non-broadcast channels such as ESPN, CNN, Discovery Channel, Lifetime, TNT, A&E and Bravo.

•	Premium Channels. These channels provide unedited, commercial-free movies, sports and other special event entertainment programming such as HBO, Cinemax and Showtime. We offer subscriptions to these channels either as a single channel analog service or as a multi-channel digital service.

•	Pay-Per-View. These channels allow analog and digital customers to pay to view a single showing of a recently released movie or a one-time special sporting event or music concert on an unedited, commercial-free basis.

•	Digital Tiers. We offer digital service to our customers in several different service combination packages. All digital packages include a digital set-top terminal, an interactive electronic programming guide, multiple channels of CD-quality digital music, and an expanded menu of pay-per-view channels from additional video channels. We also offer our customers certain digital packages with one or more premium channels of their choice with “multiplexes.” Multiplexes give customers access to several different versions of the same premium channel which are varied as to time of broadcast (such as East and West coast time slots) or programming content theme (such as westerns or romance). Some digital tier packages are focused on the interests of a particular customer demographic and emphasize, for example, sports, movies, family or ethnic programming.

•	High-Definition Television. High-definition television is currently available in the Miami Beach Cluster and in the Johnstown/Altoona, Pennsylvania system. We anticipate offering high-definition television in additional markets for a limited number of basic and premium channels that are offered in high-definition. High-definition television provides our digital customers with video services at a higher resolution than standard television.

•	Digital Video Recorders (“DVRs”). We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming in the hard drive component of the digital converter and view recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The customers also can choose DVRs which are HDTV-capable. We began deploying DVRs in certain of our cable system in the fourth quarter of 2004, and have expanded this offering to approximately 96% of our homes passed by the end of 2005.

High-Speed Data Service

As of December 31, 2005, the Systems had launched high-speed data service passing approximately 424,000 homes and had approximately 69,000 residential customers for a penetration of Internet-ready and two-way communications capable homes passed of approximately 16%. With the completion of our upgrade of our broadband cable network during 2005, we have increased the number of Internet-ready and two-way communications capable homes passed since our acquisition of the Systems by approximately 99,000 homes, an increase of approximately 30%. As of December 31, 2005, approximately 97% of the homes passed in the Systems will have access to our high-speed data service.

We believe significant incremental revenue will be generated by expanding the high-speed data penetration of the Systems. This growth potential exists due to the natural demand for the high-speed data product generally, as well as the relative under-penetration in the Systems versus the industry average. High-speed data service is one of the fastest growing products in the cable television industry, with total U.S. subscribers having grown at an annual rate of 54.1% between 2000 and 2004. Industry analysts forecast U.S. high-speed data subscriber growth to continue at an 16.5% projected annual rate between 2004 and 2008.

We believe the relative under-penetration of high-speed data services in the Systems relates to a historical lack of focus on both maximizing the number of high-speed data capable homes and the high-speed data penetration of those homes. With respect to the Systems’ existing base of two-way capable homes, there have not historically been any particular marketing initiatives focusing on high-speed data service separately from the overall suite of video services. For example, in the Miami Beach Cluster, where management had traditionally been focused on adding bulk video accounts in new MDUs, high-speed data penetration is less than half the national average. Lastly, as high-speed data access becomes increasingly important for conducting business in commercial establishments, we have only recently begun to market high-speed data services to many of the commercial businesses passed by the Systems.

We offer multiple tiers of high-speed data service. Service tiers were developed to appeal to a range of potential customers based on the addressable download speeds required by different customer groups. The most affordable service is designed to appeal to those customers currently using dial-up Internet service by taking advantage of the “always on” feature of our high-speed data service. Our “premium” high-speed data service offers superior speeds to DSL and appeals to more sophisticated high-speed data services users. Over time, we will continue to evaluate opportunities to further tier our high-speed data service or offer additional bandwidth to our customers in order to maximize potential revenue and maintain strong data penetration. Customers have the option to purchase or rent a cable modem from us or purchase it directly from a retailer.

We provide all of the back office functions for the Systems’ high-speed data service including provisioning, email, domain name server, news and high-speed data access, multiple e-mail addresses and the ability for customers to create a personal home page. We also plan to offer several additional value added services such as home networking, remote access, firewall/virus protection, content filtering, remote storage and net backup that will provide additional revenue potential.

Telephony

In the first quarter of 2006, we will begin the rollout of our cable telephony service in certain of our cable systems. Our service will use technology that makes it possible to have a telephone conversation over a dedicated Internet Protocol (“IP”) network instead of dedicated voice transmission lines. This allows the elimination of circuit switching and the associated waste of bandwidth. Instead, packet switching is used, whereby IP packets with voice data are sent over the network only when data needs to be sent, for example when a caller is talking. IPs advantages over traditional telephony include: lower costs per call, especially for long-distance calls; lower infrastructure costs, as once the IP infrastructure is installed, little or no additional telephony infrastructure is needed and new advanced features.

Our telephony service will compete primarily with the phone service offered by the respective incumbent local telephone company. Our service’s features will include: unlimited long-distance calling throughout the U.S.; ability to keep the customers’ existing telephone number where local number telephone portability is supported; the ability to access enhanced Emergency 911 dialing and the ability to use existing telephones and in-house wiring.

In 2005, we entered into an agreement with Net2Phone Cable Telephony, LLC (“Net2Phone”) whereby Net2Phone assists us with provisioning capabilities and provides us with switching and termination of traffic to the public switched telephone network, delivery of enhanced Emergency 911 service, local number portability and operator and directory services. We expect to offer cable telephony services to approximately 75% of our homes passed by the end of 2006.

Other Products and Services

Commercial Business Opportunity

We believe that there is a high level of demand for high-speed data access by the business community in the Systems. We receive numerous inquiries regarding the availability of commercial high-speed data service in areas where residential service has been launched. Our target market in the commercial sector is small to medium-sized businesses with between five and 100 employees. We currently provide “tiered” high-speed data service to the business community based on data throughput speeds. Commercial customers choose from those tiered services to best meet their requirements and budgets. We also opportunistically pursue large business and corporate customers located within our network footprint requiring: (i) wide area networks, (ii) point-to-point data services and (iii) virtual private networks. These services are offered where we have excess fiber or capacity on our network or where the contract with the customer provides an adequate return on investment.

Advertising

The Systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TBS. Advertising sales accounted for 2.9% and 3.2% of the Systems’ combined revenue for the years ended December 31, 2004 and 2005, respectively.

Technical Overview

As of December 31, 2005, the Systems were comprised of approximately 6,100 miles of network plant serving approximately 213,000 EBUs and passing approximately 438,000 homes resulting in a density of approximately 72 homes per mile. As of that date, the Systems were made up of an aggregate of 16 headends. As of December 31, 2005, approximately 97% of our homes were passed by networks with 550 MHz or higher bandwidth capacity and approximately 97% of homes passed were Internet-ready and two-way communications capable.

Our network design is an analog and digital two-way active network with fiber optic cable carrying signals from the headend to the distribution point within our customers’ neighborhoods. The signals are transferred to our coaxial cable network at the node for delivery to our customers. The fiber system is capable of subdividing the nodes if traffic on the network requires additional capacity.

We believe that active use of fiber optic technology as a supplement to coaxial cable plays a major role in expanding channel capacity and improving the performance of the Systems. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We will continue to deploy fiber optic cable as warranted to further reduce amplifier cascades which will improve picture quality, system reliability and reduce system maintenance cost.

A direct result of this extensive use of fiber optic cable is an improvement in picture quality and a reduction of outages because system failures will be both significantly reduced and will impact far fewer customers when outages do occur. Our design allows the Systems to have the capability to run multiple separate channel line-ups from a single headend and to insert targeted advertisements into specific neighborhoods.

Sales and Marketing

We have achieved higher sales and marketing success by maximizing revenues per subscriber through the use of tiered high speed data and video bundling tactics. After building the channels of direct sales, telemarketing, web based and retail we have significantly increased subscribers in high speed data. With the introduction of sophisticated segmentation we have more than doubled our sales rates and reduced our cost per sale.

We have developed and implemented sales focused compensation structures in our entire customer facing employee functions. With the introduction of ongoing sales and product training programs we have dramatically improved our ability to upgrade our existing base.

We have successfully implemented campaign tracking that enables us to track performance from the initial customer contact through the first full year of the customer relationship. We have successfully implemented in-house developed multimedia marketing campaigns that have an average payback of 6 months or less.

Programming

We believe that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain the majority of our expanded basic, digital tier and premium programming from the NCTC. The NCTC is a national cooperative of cable television service operators which collectively negotiates and administers master affiliation agreements with cable television programming networks on behalf of its member companies. Through joint purchasing and negotiation, the NCTC is able to take advantage of volume discounts offered by programming networks for the purchase of these services. We also obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. Our programming contracts generally continue for a fixed period of time, usually from three to six years, and are subject to negotiated renewal. Some program suppliers offer financial incentives to support the launch of a channel and ongoing marketing support or launch fees. We also attempt to negotiate volume discount pricing structures. Programming costs are paid each month based on calculations performed by us and are subject to adjustment based on periodic audits performed by the program suppliers.

Programming is typically made available to us for a flat fee per customer with discounts available for channel placement or service penetration. Some channels may be available without cost to us for a limited period of time, after which we generally must pay for the programming. For home shopping channels, we receive a percentage of the amount spent in home shopping purchases by our customers on channels we carry.

Cable programming costs have generally increased in excess of customary inflationary and cost-of-living type increases and they are expected to continue to increase due to a variety of factors, including:

•	additional programming being provided to customers as a result of system upgrades that increase channel capacity;

•	increased cost to produce or purchase cable programming;

•	increased cost for certain previously discounted programming; and

•	inflationary or negotiated annual cost increases.

In particular, sports programming costs have increased significantly over the past several years. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract.

Historically, many cable television operators have been able to offset increased programming costs through increased prices to their customers. However, with the impact of competition and other marketplace factors, there is no assurance that we will be able to do so in the future. In order to maintain margins despite increasing programming costs, we plan to continue to migrate certain program services from our analog level of service to our digital tiers. We expect that this migration will result in enhanced quality of programming offered on digital tiers and provide our video customers more value and more choice. These service migrations will likely result in an expansion in the number of our digital packages, which we believe will provide more options to bundle services and cover the increased programming expenses. Additionally, as our customers migrate to the digital tier packages, the customer base upon which we pay the increased product costs will proportionately decrease. Generally, to the extent that a reduced number of customers receive a given channel, our costs of providing that channel in our line-up decreases under our programming agreements, although we may lose the benefit of certain volume discounts.

We also obtain some broadcast programming through retransmission consent agreements, some of which are written agreements and some of which are not in writing. Our current agreements generally run through December 2008 and do not require payment of a flat per subscriber fee for retransmission of the broadcaster’s analog signal, but in some cases involve the exchange of other types of consideration such as limited grants of advertising time or, when applicable, limited video on-demand (“VOD”) launch fees. Our agreements with several owned and operated CBS Corporation local broadcast affiliates expire in December 2006. There are indications that CBS may be more aggressive in its demands for cash or other consideration in this upcoming renewal cycle. These negotiations may result in increased burden for carriage or the loss of some broadcast programming.

Franchises

The Company operates pursuant to a total of 224 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally attempt to pass these fees through to our customers.

Prior to the scheduled expiration of most franchises, we will initiate renewal proceedings with the granting authorities. When the cable operator timely requests renewal, the Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Approximately 25% of our existing franchises will expire within the next three years; and approximately 12% of our existing franchises are expired but are in the process of being renewed. Historically, we have been able to renew the Systems’ franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. Our failure to obtain renewals of our franchises, especially those in the areas where we have the most customers, could have a material adverse effect on our business, results of operations and financial condition.

Under the Telecommunications Act of 1996 (the “1996 Telecom Act”), state and local authorities are prohibited from limiting, restricting or conditioning the provision of telecommunications services through a cable franchise agreement, or taking other actions that prohibit or have the effect of prohibiting the ability of any entity to provide any interstate or intrastate telecommunications service. States may, however, impose “competitively neutral” requirements to preserve and advance universal service, protect the public safety and welfare, ensure the continued quality of telecommunications services, and safeguard the rights of consumers, and state and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. Granting authorities may not require a cable operator to provide telecommunications services or facilities, other than institutional networks, as a condition of an initial franchise grant, a franchise renewal, or a franchise transfer. The 1996 Telecom Act also limits franchise fees to an operator’s cable-related revenues and clarifies that they do not apply to revenues that a cable operator derives from providing telecommunications services.

Competition

Cable systems face increasing competition from alternative methods of receiving and distributing their core video business. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we continue to expand into additional services including telephony and high-speed data Internet services, we face competition from other providers of each type of service. We operate in a very competitive business environment which can adversely affect our business and operations.

DBS

DBS is a significant competitor to cable systems. The DBS industry has grown rapidly over the last several years, far exceeding the subscriber growth rate of the cable television industry. The two established DBS providers, DIRECTV, Inc. and EchoStar Communications Corporation are now the second and third largest multichannel video programming distributors (“MVPDs”) in the United States, serving over 27% of all MVPD subscribers. These providers have each entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone service, DBS and DSL services.

We believe the two established major DBS competitors have been especially competitive at the lower end pricing. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that most consumers continue to prefer our stronger local presence in our markets. We also believe that our higher tier products, particularly our bundled premium packages, are price competitive with DBS packages and that many consumers prefer our ability to economically bundle video with high-speed data services.

We estimate that DBS penetration in the Systems is approximately 22%, below the national average of approximately 27%. Overall, we believe that the current level of DBS penetration in the Systems’ markets is somewhat overstated as a result of higher than average DBS penetration in the non-upgraded portions of the Maryland/Delaware Cluster. In Western Pennsylvania, we believe DBS penetration is approximately 19%, and we believe our DBS competition is negatively impacted by their inability to widely offer local-in-local network programming, given the current capacity limitations of satellite technology. In the Miami Beach Cluster, we also face competition from DBS providers, and we estimate DBS penetration of roughly 19%. In the Maryland/Delaware Cluster, we believe current DBS penetration is nearing 30%, but we believe that our recently completed upgrades, including improved video tiers and a high speed data offering will represent a strong competitive position versus DBS service offerings.

DSL

The deployment of DSL allows high-speed data access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed data access over cable systems. Several telephone companies which already have plants, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.) and other companies offer DSL service. Verizon Communications, Inc. provides DSL service in the Western Pennsylvania and Maryland/Delaware Clusters. In the Miami Beach Cluster, BellSouth

provides a competitive DSL service which is generally available. We believe that, in each of our clusters, our bundled offering of data and video services, superior customer service and local presence will allow us to compete effectively for additional market share.

We believe that pricing for residential and commercial high-speed data services in our Clusters is generally comparable to that for similar DSL services and that some residential customers prefer our ability to bundle high-speed data services with video services. However, certain DSL providers offer progressive price reductions for high-speed data access together with speed increases, and DSL providers may currently be in a better position to offer high-speed data services to businesses since their networks tend to be more complete in commercial areas. They also have the ability to bundle telephony with high-speed data services for a higher percentage of their customers, which is appealing to many consumers. Recent joint marketing arrangements between DSL providers and DBS providers may allow some additional bundling of services.

Overbuilds and FiOS

Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area, and that competing franchise might contain terms and conditions more favorable than those afforded to the incumbent cable operator. A number of states have enacted legislation easing the regulatory obligations of telephone companies seeking cable franchises. The FCC and the US Congress are also considering measures to ease franchising requirements for new entrants or to create a “nationwide franchise.” In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the System’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as local exchange telephone companies and public utilities that already possess fiber optic and other transmission lines in the areas they serve, are competitors in certain areas.

We face limited cable competition from Comcast Corporation in two communities, Aventura and South Miami, in our Miami Beach Cluster. In each case, our cable system is the newer system which is the “overbuilder” over the incumbent non Comcast system. As of December 31, 2005, the Aventura and South Miami systems served approximately 2,100 and 7,000 EBUs, respectively. We believe that we will continue to compete effectively against Comcast in these systems.

In the Maryland/Delaware cluster, Verizon has applied for or received four franchises in areas where we serve approximately 3,500 video subscribers. Verizon has constructed or is in the process of constructing a fiber network in these areas. This network, known as “FiOS” will offer high speed Internet and voice services as well as video services.

Constructing a competing cable system is a capital intensive process which involves a high degree of risk. We believe that in order to be successful, a competitor’s overbuild would need to be able to serve the homes and businesses in the overbuilt area on a more cost-effective basis than we can. Any such overbuild operation would require either significant access to capital or access to facilities already in place that are capable of delivering cable television programming.

Cable Telephony

We plan to roll out our cable telephony service in certain markets beginning in January 2006 and expanding to additional markets in subsequent years. Our planned telephony service will provide both local and long-distance calling. As such, it will directly compete with the incumbent local telephone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long-distance services over their own networks or over leased networks, wireless telephone carriers and IP-based service providers. IP phone is becoming more widely deployed by an increasing number of telecommunication service providers, which may result in heightened competition for our cable telephony service. We believe the addition of cable telephony to our video and high-speed data service bundles will help us compete with other providers of bundled services, including telephone companies that bundle DBS video with their voice and data services, and the new providers of IP phone service.

Other Competitors

We face competition from broadcast television. Traditionally, cable television has provided better picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC will provide traditional broadcasters with the ability to deliver high-definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

In addition, although competition from telephone companies is currently quite limited, local exchange carriers do provide facilities for the transmission and distribution of voice and data services, including high-speed data services, in competition with our existing or potential interactive services ventures and businesses. We are also subject to competition from utilities which possess fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Utilities are also developing broadband over power line technology, which will allow the provision of high-speed data and other broadband services to homes and offices.

Additional competition is posed by satellite master antenna television (SMATV) systems, which currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. These private cable systems may enter into exclusive agreements with MDUs and thereby possibly preclude operators of franchise systems from serving residents of such private complexes.

A number of municipalities have recently announced plans to deploy “Wi-Fi” networks, which will make broadband Internet services available to residents, businesses and visitors. In the Miami Beach cluster, the City of Miami Beach has initiated a process to deploy a Wi-Fi network which may offer broadband services to non-municipal users, including residents, in competition with our high speed Internet services.

Other wireless program distribution services, such as multichannel multipoint distribution systems (MMDS) or “wireless cable,” generally provide many of the programming services provided by cable systems, and digital compression technology increases significantly the channel capacity of their systems. Both analog and digital MMDS services, however, require unobstructed “line of sight” transmission paths and MMDS ventures have been quite limited to date.

New technologies and initiatives of Internet Service Providers (“ISPs”), mobile telephone companies and others may enable the delivery of video programming content to computers, telephones and other devices in competition with our video and high speed Internet services.

We cannot predict the likelihood of success of these or any other services offered by our competitors or the impact of such competitive ventures on our business and operations.

Regulation and Legislation

The following summary addresses the key regulatory developments and legislation affecting the cable industry.

The operation of a cable system is extensively regulated by the FCC, some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas. Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect our operations.

Cable Rate Regulation

The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced “effective competition” in their local franchise area. Federal law defines “effective competition” on a community-specific basis as requiring satisfaction of certain conditions. These conditions are not typically satisfied in the current marketplace; hence, most cable systems potentially are subject to rate regulation. However, with the rapid growth of DBS, it is likely that additional cable systems will soon qualify for “effective competition” and thereby avoid further rate regulation.

Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service—the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Many local franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates, although it is possible that additional localities served by the Systems may choose to obtain certification and regulate basic cable rates in the future. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

For regulated cable systems, the basic service tier rate increases are governed by a complicated price cap scheme devised by the FCC that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this “benchmark” regulatory scheme in favor of traditional “cost-of-service” regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Cable programming service tiers, which are the expanded basic programming packages that offer services other than basic programming and which typically contain satellite-delivered programming, were historically rate regulated by the FCC. Under the 1996 Telecom Act, however, the FCC’s authority to regulate cable programming service tier rates expired on March 31, 1999. The FCC still adjudicates cable programming service tier complaints filed prior to that date, but strictly limits its review, and possible refund orders, to the time period prior to March 31, 1999. The elimination of cable programming service tier regulation affords us substantially greater pricing flexibility, subject to competitive factors and customer acceptance.

Premium cable services offered on a per-channel or per-program basis remain unregulated under both the 1992 Cable Act and the 1996 Telecom Act. However, federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxes existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to MDUs, although complaints about predatory pricing still may be made to the FCC.

Cable Entry into Telecommunications and Pole Attachment Rates

The 1996 Telecom Act creates a more favorable environment for us to provide Title II common carrier telecommunications service. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of high-speed data access based on the FCC’s conclusion that high-speed data access is not a “telecommunications service” and is instead an “interstate information service.” In June of 2005, the United States Supreme Court affirmed the FCC’s ruling.

Cable entry into telecommunications will be affected by the rulings and regulations implementing the 1996 Telecom Act, including the rules governing interconnection. A cable operator offering telecommunications services generally needs efficient interconnection with other telephone companies to provide a viable service. A number of details designed to facilitate interconnection are subject to ongoing regulatory and judicial review, but the basic obligation of incumbent telephone companies to interconnect with competitors, such as cable companies offering telephone service, is well established. Even so, the economic viability of different interconnection arrangements can be greatly affected by regulatory changes. Consequently, we cannot predict whether reasonable interconnection terms will be available in any particular market we may choose to enter.

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators to provide non-discriminatory access to unaffiliated Internet service providers and online service providers. Several local franchising authorities actually adopted mandatory “open access” requirements, but various federal courts rejected each of these actions, relying on different legal theories. Recently, the FCC and the US Congress have considered “net neutrality” proposals which may impose industry-wide requirements on cable operators and other network providers.

In March 2002, the FCC ruled that cable modem service (that is, the provision of high-speed data access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This ruling was affirmed by the United States Supreme Court in June, 2005. This classification has left cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. Indeed, the FCC held that revenue derived from cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The FCC tentatively concluded that there was no other statutory basis for local franchise authorities to assess a fee on cable modem service. As a result of this ruling, we do not collect franchise fees for high-speed data service. With regard to the open access question, the FCC specifically held that it would not extend to cable operators the requirement imposed on traditional wireline common carriers to offer tariffed transmission services separately from enhanced services (“Computer II requirements”). The FCC, however, simultaneously issued a Notice of Proposed Rulemaking in which it sought comment on whether to impose a multiple ISP access requirement on cable operators providing cable modem service. That rulemaking remains pending. The FCC has also asserted interstate jurisdiction over Voice over Internet Protocol (“VoIP”) services thereby preempting state PUC regulation; however, this ruling has been appealed.

Telephone Company Entry into Cable Television

The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. Local exchange carriers can now compete with cable operators both inside and outside their telephone service areas with certain regulatory safeguards. Because of their resources, local exchange carriers could be formidable competitors to traditional cable operators. Various local exchange carriers already are providing video programming services within their telephone service areas through a variety of distribution methods.

Under the 1996 Telecom Act, local exchange carriers or any other cable competitor providing video programming to subscribers through broadband wire should be regulated as a traditional cable operator, subject to local franchising and federal regulatory requirements. If the local exchange carrier or other cable competitor elects to deploy its broadband plant as an open video system, the competitor must reserve two-thirds of the system’s activated channels for unaffiliated entities. Even then, the FCC revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

Although local exchange carriers and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on local exchange carrier buyouts of cable systems serving an overlapping territory. Cable operator buyouts of overlapping local exchange carrier systems, and joint ventures between cable operators and local exchange carriers in the same market, also are prohibited. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed “rural exemption.” The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition.

A number of major telephone companies, including Verizon Communications and AT&T (formerly known as SBC), are deploying “fiber to the home” for the purposes of offering broadband video services in addition to voice and Internet services. These companies have attempted, through various regulatory and legislative means to eliminate or weaken franchising requirements applicable to them in order to enhance their competitive posture. A number of states have enacted legislation easing the regulatory obligations of telephone companies seeking cable franchises. The FCC and the US Congress are also considering measures to ease franchising requirements for new entrants, including local phone companies to create a “nationwide franchise.”

Electric Utility Entry into Telecommunications/Cable Television

The Energy Policy Act of 2005 repealed the Public Utility Holding Company Act of 1935 effective February 8, 2006, easing the legal and regulatory obstacles to utility ownership of other businesses not functionally related to the utility business, including broadband communications. Like telephone companies, electric utilities have substantial resources at their disposal, and could be formidable competitors to traditional cable systems. Several such utilities have been granted broad authority by the FCC to engage in activities which could include the provision of video programming. A number of electric utilities have also announced various efforts to deploy broadband over Power Line (“BPL”) services and the FCC has instituted a rulemaking to address BPL radio frequency issues.

Additional Ownership Restrictions

The 1996 Telecom Act eliminated a statutory restriction on broadcast network/cable cross-ownership, but left in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining broadcast/cable cross-ownership prohibition, and the FCC has now eliminated the prohibition.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the FCC adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the FCC had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. The FCC is now considering replacement regulations.

Must Carry/Retransmission Consent

The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments or other consideration for granting permission to the cable operator to carry the stations. Must carry requests can dilute the appeal of a cable system’s programming offerings because a cable system with limited channel capacity may be required to forego carriage of popular channels in favor of less popular broadcast stations electing must carry. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with broadcast carriage may increase substantially if the FCC or the Congress enacts regulations or legislation that requires cable systems to simulcast the analog and digital signal of a broadcaster, and/or to multicast the digital signal of a broadcaster within a 6mhz spectrum. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Congress has set April 7, 2009 as the deadline for the completion of the conversion to digital. Further proceedings or congressional legislation could produce additional carriage obligations. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling and confirmed that ruling in a February 2005 order. The FCC also confirmed its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator’s obligation is limited to carriage of a single digital video signal.

Access Channels

Local franchising authorities can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity, up to 15% in some cases, for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for commercial leased access use.

Access to Programming

To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act restricts video programmers affiliated with cable companies from discriminating in prices, terms and conditions as between multichannel video programming distributors. The 1992 Cable Act also limits the ability of vertically integrated cable programmers to enter into exclusive programming arrangements with cable companies, though this provision does not apply to DBS operators. The FCC extended this exclusivity prohibition to October 2007.

Several other provisions of law and FCC regulation also impact cable operators’ access to programming. Pursuant to the Satellite Home Viewer Improvement Act, and the more recent Satellite Home Viewer Reauthorization Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS. These provisions generally require broadcasters and MVPDs to negotiate in good faith for the retransmission of broadcast signals. More recently, the FCC conditioned News Corp.’s acquisition of a controlling interest in Hughes Electronics by requiring certain News Corp.-owned entities (both broadcast television stations and cable programming networks) to enter into binding arbitration with multichannel video programming distributors when carriage negotiations fail.

Inside Wiring; Subscriber Access

In an order dating back to 1997 and largely upheld in a 2003 reconsideration order, the FCC established rules that require an incumbent cable operator upon expiration of a MDU service contract to sell, abandon or remove “home run” wiring that was installed by the cable operator in an MDU building. These inside wiring rules are expected to assist building owners in their attempts to replace existing cable operators with new programming providers who are willing to pay the building owner a higher fee, where such a fee is permissible. In another proceeding, the FCC has preempted restrictions on the deployment of private antennas on property within the exclusive use of a condominium owner or tenant, such as balconies and patios. This FCC ruling may limit the extent to which we, along with MDU owners, may enforce certain aspects of MDU agreements which otherwise prohibit, for example, placement of direct broadcast satellite receiver antennas in MDU areas under the exclusive occupancy of a renter. These developments may make it more difficult for us to provide service in MDUs.

Other Communications Act Provisions and Regulations of the FCC

In addition to the Communications Act provisions and FCC regulations noted above, there are other cable service-related statutory provisions and regulations of the FCC covering such areas as:

•	subscriber privacy;

•	programming practices, including, among other things:

(1)	blackouts of programming offered by a distant broadcast signal carried on a cable system that duplicates the programming for which a local broadcast station has secured exclusive distribution rights,

(2)	local sports blackouts,

(3)	indecent programming,

(4)	lottery programming,

(5)	political programming,

(6)	sponsorship identification,

(7)	children’s programming advertisements, and

(8)	closed captioning;

•	registration of cable systems and facilities licensing;

•	maintenance of various records and public inspection files;

•	aeronautical frequency usage;

•	lockbox availability;

•	antenna structure notification;

•	tower marking and lighting;

•	consumer protection and customer service standards;

•	technical standards;

•	equal employment opportunity;

•	consumer electronics equipment compatibility; and

•	emergency alert systems.

The FCC ruled that cable customers must be allowed to purchase set-top terminals from third parties and established a multi-year phase-in during which security functions (which would remain in the operator’s exclusive control) would be unbundled from basic converter functions, which could then be provided by third party vendors. The first phase implementation date was July 1, 2000. As of January 1, 2005, cable operators are prohibited from placing in service new set-top terminals that integrate security functions and basic converter navigation functions.

The FCC also adopted rules implementing an agreement between major cable operators and manufacturers of consumer electronics on “plug and play” for one-way digital televisions. The rules require cable operators to provide “CableCARD” security modules and support to customer-owned digital televisions and similar devices already equipped with built-in set-top terminal functionality. The rules permit the offering of digital programming with certain copy controls built into the programming, subject to limitations on the use of those copy controls. These new restrictions apply equally to cable operators and to other MVPDs, such as DBS.

Copyright Licensing

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this legislative activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Cable operators distribute locally originated programming and advertising that use music controlled by the two principal major music performing rights organizations, the American Society of Composers, Authors and Publishers and Broadcast Music, Inc. The cable industry has had a long series of negotiations and adjudications with both organizations. Although we cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees we may be required to pay for past and future use of association-controlled music, we do not believe such license fees will be significant to our business and operations.

Internet Service Provider Copyright Matters

A recent court decision concerning the Digital Millennium Copyright Act (“DMCA”) has enabled copyright owners to obtain expedited subpoenas compelling disclosure by Internet service providers of the names of customers that are otherwise known only by an Internet protocol, or IP, address or screen name. This has led to a marked increase in the volume of subpoenas received by Internet service providers, as copyright owners seek to constrain the use of peer-to-peer networks for unauthorized copying and distribution of copyrighted works. Internet service providers also have a DMCA obligation to adopt and implement a policy of terminating the accounts of repeat copyright infringers. The increased activity and responsibilities in this area pose an additional burden on our broadband operations.

State and Local Regulation

Cable systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchising fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states are considering the imposition of new broadly applied telecommunications taxes.

Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the local franchising authority may seek to impose new and more onerous requirements such as significant improvements in service or increased franchise fees as a condition of renewal. Similarly, if a local franchising authority’s consent is required for the purchase or sale of a cable system or franchise, the local franchising authority may attempt to impose more burdensome or onerous franchise requirements as a condition for providing its consent. Historically, most franchises have been renewed for and consents granted to cable operators that have provided satisfactory services and have complied with the terms of their franchise.

Seasonality

Use and consumption of our products do not fluctuate significantly due to seasonality.

Employee and Labor Relations

Our Company has approximately 528 full time employees. Of these employees, approximately 133 are covered by collective bargaining agreements at six locations. We consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

You should carefully consider the following factors in addition to other information in this Report in evaluating our Company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

As of December 31, 2005, our total consolidated debt was $482.1 million.

Our substantial debt could have important consequences to you, including:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing to fund future working capital requirements, capital expenditures, and other general corporate requirements;

•	requiring a substantial portion of our cash flow from operations for the payment of interest on our debt, thus reducing our ability to use our cash flow to fund working capital, capital expenditures, acquisitions and general corporate requirements;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	placing us at a competitive disadvantage compared to other less-leveraged competitors.

Subject to specified limitations, we are able to borrow up to an additional $63.6 million under our senior secured credit facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. Our business may not continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may have to refinance all or a portion of our existing debt or obtain additional financing. A refinancing of this kind may not be possible, and we may be unable to obtain additional financing. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations.

Covenant restrictions under our indebtedness may limit our ability to operate our business.

Our senior secured credit facilities, the indenture governing our 9 3/8% senior subordinated notes (the “Notes”) and certain of our other agreements relating to our indebtedness contain, among other things, covenants that may restrict our and our restricted subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facilities restrict and the indenture restricts, among other things, our ability and the ability of our restricted subsidiaries to:

•	incur additional indebtedness;

•	incur indebtedness senior to the notes, but junior to other debt;

•	make restricted payments;

•	create certain liens;

•	restrict payments by our subsidiaries to us;

•	enter into transactions with affiliates; and

•	merge or consolidate or transfer and sell assets.

In addition, our senior secured credit facilities require us to maintain specified financial ratios and satisfy certain financial condition tests that may require that we take action to reduce our debt or to act in a manner contrary to our business objectives. Events beyond our control, including changes in general economic and business conditions, may affect our ability to meet those financial ratios and financial condition tests. We may be unable to meet those tests, and the senior secured lenders may not waive any failure to meet those tests.

A default under the indenture governing the Notes or under our senior secured credit facilities could result in an acceleration of our indebtedness or a foreclosure on the membership interests of our operating subsidiaries, which would have a material adverse effect on our business, financial condition and results of operations.

The indenture governing the Notes and the credit agreement governing our senior secured credit facilities contain numerous financial and operating covenants. The breach of any of these covenants will result in a default under the indenture or credit agreement which could result in the indebtedness under our indenture or credit agreement becoming immediately due and payable. If this were to occur, we would be unable to adequately finance our operations. In addition, a default under our indenture or the credit agreement governing our senior secured credit facilities could result in a default or acceleration of our other indebtedness subject to cross-default provisions. If this occurs, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing is available, it may not be on terms that are acceptable to us. The membership interests of our operating subsidiaries were pledged as security under our senior secured credit facilities. A default under our senior secured credit facilities could result in a foreclosure by the lenders on the membership interests pledged thereunder. Because we are dependent upon our operating subsidiaries for all of our revenues, a foreclosure by the lenders under the senior secured credit facilities would have a material adverse effect on our business, financial condition and results of operations.

If we are unsuccessful in growing our business, our financial condition and results of operations could be adversely affected.

If we are unable to grow our cash flow sufficiently, we may be unable to expand our business or to fund our other liquidity needs. We expect that a substantial portion of our future growth will be achieved through revenues from increased penetration of our products and services. We may not be able to offer these products and services successfully to our customers, and these products and services may not generate adequate revenues. If we are unable to grow our cash flow sufficiently, our financial condition and results of operations could suffer materially.

Our financial statements reflect a net loss and we expect to continue to experience net losses. Consequently, we may not have the ability to finance future operations.

We reported a net loss of $5.9 million for the year ended December 31, 2005, and we expect to report net losses in the foreseeable future. We expect net losses to continue as a result of significant interest costs and depreciation and amortization costs. Future net losses could impair our ability to finance our operations in the future or refinance our indebtedness at maturity.

We depend on third-party service suppliers for certain of our services.

We depend on third parties to provide certain programming and billing services, as well as capital equipment for certain of our services. In addition, we depend on third-party plant construction contractors in areas of new homes growth. If demand for these services exceeds our suppliers’ capacity or if our suppliers experience operating or financial difficulties, our ability to provide these advanced services might be adversely affected, which could negatively impact our growth, financial condition and results of operations. In addition, the inability of these vendors to provide equipment or services might result in additional costs to us, including the cost to negotiate alternative vendor relationships, the cost to develop the capacity to provide the equipment and services ourselves and the loss of customers as a result of our inability to provide such advanced services or an interruption of service following a vendor’s cessation of service. We are working to establish alternative vendors for services that we consider critical, but we may not be able to establish such relationships or obtain such equipment and services on a equally favorable basis.

We operate in a very competitive business environment which can adversely affect our business and operations.

The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Our principal competitor for video services throughout our territory is DBS and, in markets where it is available, our principal competitor for high-speed data services is DSL. Competition from DBS, including intensive marketing efforts and aggressive pricing, may have an adverse impact on our ability to retain customers. Local telephone companies and electric utilities also are permitted to compete in our market areas. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media. An increase in the loss of customers to DBS or other alternative video and high-speed data services could have a material negative effect or our business. With respect to our high-speed data services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and DSL. DSL service is competitive with high-speed data service over cable systems. Several telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service.

We face limited competition from Comcast Corporation in Aventura and South Miami in our Miami Beach Cluster. In each case, our system is the newer “overbuilder” over the non-upgraded Comcast system. Although we are not aware of any plans by Comcast to upgrade its Aventura system, we believe that Comcast plans to upgrade its South Miami system to provide two-way communications capability. In each case, we may be unable to continue to compete effectively against the Comcast systems. In the Maryland/Delaware cluster, Verizon has applied for or received four franchises in areas where we serve approximately 3,500 video subscribers. Verizon has constructed or is in the process of constructing a fiber network in these areas. This network, known as “FiOS” will offer high speed Internet and voice services as well as video services.

We expect that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with the business of the Systems. For example, broadband over power lines could emerge as a competitor to our services. Additionally, if we expand and introduce new and enhanced telecommunications services, the Systems will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may effect the business and operations of the Systems in the future.

Our business could be adversely affected by labor disputes.

Approximately 25% of the Systems’ employees are represented by several unions under collective bargaining agreements. While we intend to negotiate in good faith with the labor unions regarding new labor contracts, any negotiations we may undertake with such unions may not result in outcomes satisfactory to us. We may also experience work stoppages, strikes or slowdowns at the Systems. A prolonged work stoppage, strike or slowdown could have a material adverse effect on our business.

The loss of any of our key executives could adversely affect our ability to manage our business.

Our success is substantially dependent upon the retention and the continued performance of our executive officers. Many of these executive officers are uniquely qualified in their areas of expertise, making it difficult to replace their services. The loss of the services of any of these officers could adversely affect our growth, financial condition and results of operations.

The interests of our equityholder may not be aligned with the interests of the holders of the Notes.

Entities associated with ABRY Partners beneficially own securities representing approximately 80% of the voting equity interests of Atlantic Broadband Group, LLC and therefore indirectly control our affairs and policies. Circumstances may occur in which the interests of our equityholder could be in conflict with the interests of the holders of the Notes. In addition, our equityholder may have an interest in pursuing acquisitions, divestitures, capital expenditures or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of the notes. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions.”

Risks Related to the Industry

Our industry is characterized by technological developments which could place significant capital expenditure requirements on us. If we cannot satisfy these requirements, our growth, results of operations and financial condition could suffer materially.

The cable television business is characterized by rapid technological change and the introduction of new products and services. We may not be able to fund the capital expenditures necessary to keep pace with technological developments, and we may not successfully anticipate the demand of our customers for products and services requiring new technology. Additionally, many developers of advanced products and services do not have a long operating history. As a result, if these developers experience financial difficulties, our ability to offer these advanced products and services could be adversely affected. Our inability to upgrade, maintain and expand the Systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could adversely affect our ability to compete. Consequently, our growth, financial condition and results of operations could suffer materially.

We may not have the ability to pass increases in programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming is expected to be our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. In addition, as we upgrade the channel capacity of the Systems and add programming to our basic, expanded basic and digital service offerings, we may face additional market constraints on our ability to pass programming costs on to our customers. The inability to pass these costs increases on to our customers could materially adversely affect our profitability. We may also be subject to increasing financial and other demands by broadcasters to obtain the required consent for the transmission of broadcast programming to our subscribers. We cannot predict the financial impact of these negotiations or the effect on our subscriber count should we be required to stop offering this programming.

Our business is subject to extensive governmental legislation and regulation. The applicable legislation and regulations, and changes to them, could adversely affect our business by increasing our expenses.

Regulation of the cable industry has increased the administrative and operational expenses and limited the revenues of cable systems. Cable operators are subject to, among other things:

•	subscriber privacy regulations;

•	limited rate regulation;

•	requirements that, under specified circumstances, a cable system carry a local broadcast station or obtain consent to carry a local or distant broadcast station;

•	rules for franchise renewals and transfers;

•	regulations concerning the content of programming offered to subscribers;

•	the manner in which program packages are marketed to subscribers;

•	the use of cable system facilities by local franchising authorities, the public and unrelated entities;

•	cable system ownership limitations and program access requirements;

•	payment of franchise fees to local franchising authorities;

•	payment of federal universal service assessments for any end user revenues from interstate and international telecommunications services and telecommunications provided to a third party for a fee, and other state and federal telecommunications fees; and

•	regulations governing other requirements covering a variety of operational areas such as equal employment opportunity, technical standards and customer service requirements.

In addition, despite deregulation of expanded basic cable programming packages, cable rate increases could give rise to further regulation. The FCC and the United States Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or the United States Congress will again restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our financial condition and results of operations could be materially adversely affected.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases our expenses in operating our business. Local franchising authorities may impose new and more restrictive requirements. Local franchising authorities that are certified by the FCC to regulate rates for basic cable service also have the power to reduce rates and order refunds on the rates charged for basic services.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. There are also ongoing efforts to amend or expand the federal, state and local regulation of some of our cable systems, which may compound the regulatory risks we already face. Certain states and localities are considering new telecommunications taxes that could increase operating expenses. We cannot predict whether in response to these efforts any of the states or localities in which we now operate will expand regulation of our cable systems in the future or how they will do so.

The cable systems that we operate are under franchises that may be subject to non-renewal or termination. The failure to renew a franchise could adversely affect our business in a key market.

The Systems generally operate pursuant to franchises, permits or licenses granted by a municipality or other state or local government controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. We may be unable to comply with all significant provisions of our franchise agreements. Additionally, although historically we have renewed our franchises without incurring significant costs, we may be unable to renew, or to renew as favorably, our franchises in the future. A termination of and/or a sustained failure to renew a franchise could adversely affect our business in the affected geographic area.

The cable systems that we operate are under franchises that are non-exclusive and local franchise authorities may grant competing franchises in our markets.

Our cable systems operate under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority. The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by increasing competition or creating competition.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if the Congress or the FCC were to require cable systems to carry both the analog and digital (or high-definition) versions of local broadcast signals, or to carry a broadcaster’s entire digital signal instead of just the primary video signal. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling and confirmed that ruling in a February 2005 order. The FCC also confirmed its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator’s obligation is limited to carriage of a single digital video signal. However, the agency has signaled the industry that it may reconsider its rulings.

Broadband service is not likely to become subject to “open access” requirements.

Over the past several years, local, state, and federal governmental authorities have been asked to mandate that cable communications operators provide capacity on their broadband infrastructure to other Internet service providers. Some cable operators have initiated litigation challenging municipal efforts to unilaterally impose so-called “open access” requirements. As a result of one of those cases, the United States Court of Appeals for the Ninth Circuit ruled, in 2000, that cable modem service was not “cable service” as defined in the Communications Act, and franchising authorities were not permitted to impose such requirements as part of a cable franchise agreement. In March 2002, the FCC also concluded in a regulatory proceeding initiated by it to consider “open access” and related regulatory issues that cable modem service is not a “cable service.” The FCC also concluded that cable modem service did not include an offering of a “telecommunications service”, but was an offering of an interstate information service that included private carriage telecommunications only, and thus, the FCC’s common carrier rules, which could require transmission over cable modem facilities to be offered separately from the cable modem Internet access service, were not applicable. Following the Ninth Circuit October, 2003 order affirming the FCC’s ruling, in June, 2003 the United States Supreme Court also upheld the FCC’s conclusion that cable modem is an interstate information service. Accordingly, it does not appear that telecommunications regulatory requirements, including unbundling or “open access” regulations will be applied to cable modem services.

In March 2002, the FCC also issued a Notice of Proposed Rulemaking in which it sought comment on whether it could or should require cable operators to provide multiple ISP access on cable operators offering cable modem service. It also sought comment on whether it should forbear from any common carrier regulations that might be applicable to cable modem services, should those services be considered telecommunications services. Given the outcome of the United States Supreme Court and this FCC rulemaking, it is not likely that an “open access” requirement will burden the capacity of cable systems and complicate our own plans for providing Internet service.

As part of its March 2002 Notice of Proposed Rulemaking and a separate, but related, rulemaking proceeding to assess issues concerning regulation of wireline broadband Internet services, including cable systems, the FCC has sought comment on whether it can and should exercise authority to develop a new regulatory framework for facilities-based provision of interstate information services and the role, if any, of state and local governmental authorities in regulating such services. The FCC tentatively concluded that once a cable operator obtained a franchise for a cable system, the classification of cable modem service as an interstate information service should not affect the right of cable operators to access rights-of-way as necessary to provide cable modem service or to use their previously franchised systems to provide cable modem service. The outcome of these FCC’s rulemaking proceedings may significantly affect our regulatory obligations, including whether we will be required to obtain additional local authority to utilize the local rights-of-way for the delivery of high-speed Internet services or pay local governmental franchise fees and/or federal and state universal service fees on cable Internet revenues. We cannot predict the ultimate outcome of these administrative proceedings or what effect, if any, future actions by judicial, legislative and regulatory authorities may have on us.

Actions by pole owners might subject us to substantially increased pole attachment costs.

Cable system attachments to public utility poles, known as pole attachments, historically have been regulated at the federal or state level generally resulting in favorable pole attachment rates for attachments used to provide cable television service. The FCC has determined that a cable television operator’s favorable pole rates are not endangered by the provision of high-speed data access based on the FCC’s conclusion affirmed by the United States Supreme Court in June 2005, that high-speed data access is an interstate information service and not a “telecommunications service”. Despite the existing regulatory regime, utility pole owners in many areas are attempting to raise pole attachment fees and impose additional costs on cable television operators and others. In addition, the favorable pole attachment rates afforded cable television operators under federal law can be gradually increased by utility companies if the operator provides telecommunications services, as well as cable service, over plant attached to utility poles. Any increase in costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

Offering telecommunications service will subject us to additional regulatory burdens which could cause us to incur additional costs.

We may offer VoIP services to our customers. The FCC has held that such services are interstate in nature and therefore they would not be subject to state PUC regulation; however, this ruling has been appealed. If such Internet protocol telephony services are deemed by regulators to be telecommunications services or state-regulated telephone service, offering such services could require us to obtain federal, state and local licenses or other authorizations. If we are required to obtain such authorizations, we may not be able to do so in a timely manner or at all, and conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Furthermore, telecommunications companies, potentially including

Internet protocol telephony companies, generally are subject to significant regulation as well as higher fees for pole attachments. Internet protocol telephony companies are companies that have the ability to offer telecommunications services over the Internet or Internet protocol networks. The regulatory obligations of Internet protocol telephony providers is subject to change as a result of both FCC proceedings and state regulatory proceedings and legislation. Such changes could increase the regulatory burdens on providers of such services, and cause us to incur additional costs.

In addition, cable television operators who provide telecommunications services and cannot reach agreement with local utilities over pole attachment rates in states that do not regulate pole attachment rates will be subject to a methodology prescribed by the FCC for determining the rates. These rates may be higher than those paid by cable television operators that do not provide telecommunications services. The rate increases are being phased in over a five-year period that began on February 8, 2001. If we become subject to telecommunications regulation or higher pole attachment rates, we may incur additional costs, which might be material to our business.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We operate the following facilities, all of which are owned, except as noted. All of our owned facilities are subject to liens in favor of the lenders under our senior secured credit facilities. We believe our facilities are adequate for our current and reasonably anticipated future needs.

System	Location	Purpose	Lease/Own

Western, PA	Altoona, PA	Office/Primary Hub (Altoona)	Own

	Carmichael, PA	Hub	Lease

	Claysburg, PA	Tower	Own

	Johnstown, PA	Office (Johnstown)	Own

	Johnstown, PA	Headend	Own

	Mifflinburg, PA	Headend	Own

	Mifflinburg, PA	Headend	Own

	Bentleyville, PA	Hub	Lease

	Bradford, PA	Office (Bradford)	Lease

	Bradford, PA	Headend	Own

	Brownsville, PA	Hub	Own

	Clearfield, PA	Office (Clearfield)	Lease

	Clearfield, PA	Tower	Lease

	Clearfield, PA	Headend	Own

	Salamanca, NY	Headend	Own

	Shippenville, PA	Headend	Lease

	Smithfield, PA	Hub	Lease

	Warren, PA	Office/Warehouse (Warren/Shippenville)	Lease

	Warren, PA	Headend	Lease

	Cumberland, MD	Office	Own

	Cumberland, MD	Microwave Site	Own

	Ridge, WV	Microwave Site	Lease

	Moorefield, WV	Headend/Hub Site	Own

	Paw Paw, WV	Headend/Hub	Lease

	Perryopolis, PA	Hub	Lease

	Grant Town, WV	Headend	Lease

	Grant Town, WV	Warehouse	Own

	Kingwood, WV	Headend	Own

	Lambert, PA	Hub	Lease

	Uniontown, PA	Office (Uniontown)	Lease

	Uniontown, PA	Headend	Own

	Vesterburg, PA	Tower (Vesterburg)	Lease

Maryland/Delaware	Wye Mills, MD	Headend	Lease

	Middletown, DE	Office	Lease

	Chesapeake City, MD	Headend	Lease

	Perryville, MD	Headend	Lease

Miami Beach, Florida	North Bay Village, FL	Office	Own

	Miami Beach, FL	Warehouse/Tech Center	Own

	Miami Beach, FL	Headend	Lease

	Miami, FL	South Miami Payment Center	Lease

ITEM 3.	Legal Proceedings

We are party to various lawsuits arising from time to time in the normal course of business. We are not currently party to any material legal proceedings. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on our results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on financial position or liquidity of our Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our fiscal year ended December 31, 2005.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

ITEM 6.	Selected Financial Data

The following table sets forth the selected historical combined financial data of the Systems as of the dates and for the periods indicated. We derived the selected historical combined statement of operations data for the years ended December 31, 2001, 2002 and 2003 and the selected combined balance sheet data as of December 31, 2003 from the Systems’ historical combined financial statements appearing elsewhere in this Annual Report on Form 10-K, which have been audited by KPMG LLP, independent auditors. We derived the summary historical consolidated statement of operations data for the year ended December 31, 2004 and 2005 and the summary consolidated balance sheet data as of December 31, 2004 and 2005 from the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

The selected historical financial data presented below should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited combined financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,			Period Ended February 29, 2004	Years Ended December 31,
	2001	2002	2003		2004	2005
	(dollars in thousands)
Statement of Operations Data:
Revenues	$145,609	$162,815	$172,348	$29,323	$151,001	$189,890
Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	53,681	60,942	64,954	11,507	71,116	89,390
Selling, general and administrative	22,142	23,411	24,234	3,518	25,134	30,593
Depreciation and amortization	98,235	45,097	35,894	5,892	30,496	42,373
Impairment of franchises	—	237,983	—	—	—	—
Corporate expense charge	2,546	2,804	3,025	435	—	—
Special charges, net	231	172	302	—	—	—

	176,835	370,409	128,409	21,352	126,746	162,356

Income (loss) from operations	(31,226)	(207,594)	43,939	7,971	24,255	27,534
Interest expense, net	50,239	56,152	58,366	9,105	27,366	33,941
Unrealized gain on derivative instruments	—	—	—	—	(3,547)	(536)

Loss before income taxes and cumulative effect of accounting change	(81,465)	(263,746)	(14,427)	(1,134)	436	(5,871)
Income tax benefit (expense)	379	2,053	(160)	(28)	—	—

Loss before cumulative effect of accounting change	$(81,086)	$(261,693)	$(14,587)	(1,162)	$436	$(5,871)

Balance Sheet Data:
Total assets	$987,837	$646,147	$629,507	$626,188	775,995	770,020
Total Charter investment	964,645	623,049	607,135	604,543	—	—
Total debt	—	—	—	—	481,641	482,148
Total members’ equity	—	—	—	—	261,682	255,811

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and the accompanying notes included elsewhere in this document. This discussion contains forward-looking statements about our markets, the demand for our products, and our future results. We based these statements on assumptions that we consider reasonable. Actual results may differ materially from those suggested by our forward-looking statements for various reasons including those discussed in the “Forward Looking Statements” section of this document.

Terms used herein such as “we”, “us”, and “our” are references to Atlantic Broadband Finance, LLC and its subsidiaries (collectively the “Company”), as the context requires.

Our Company is a wholly-owned subsidiary of Atlantic Broadband Group, LLC. On September 3, 2003, we entered into an agreement with affiliates of Charter Communications, Inc. to acquire cable systems in Pennsylvania, Florida, Delaware, Maryland, New York and West Virginia. The sale of all of the cable systems excluding those in New York closed on March 1, 2004, while we operated the New York system under a retained franchise operating agreement commencing in conjunction with the acquisition of the other systems until this remaining sale closed on April 30, 2004.

The following discussion and analysis is based upon our audited consolidated financial statements and our review of the business and operations of each of the systems.

Overview of Operations

Our operating revenue is derived primarily from monthly subscription fees charged to customers for video and data services, equipment rental and ancillary services provided by the systems. In addition, we derive revenue from installation and reconnection fees charged to customers to commence and reinstate service, pay-per-view programming where users are charged a fee for individual programs viewed, advertising revenues and franchise fee revenues, which are collected by the systems and then paid to local franchising authorities.

Expenses consist primarily of operating costs, selling, general and administrative expenses, depreciation and amortization expenses and interest expense. Operating costs primarily include programming costs, the cost of the system’s workforce, cable service related expenses, franchise fees and expenses related to customer billings.

Separation from Charter Communications, Inc.

On September 3, 2003, we entered into a definitive asset purchase agreement with Charter Communications, Inc. to acquire the systems for $738.1 million, subject to customary post-closing adjustments, plus estimated fees and expenses (the “Acquisition”).

As a result of the Acquisition, our assets and liabilities were recorded at their fair value as of the closing date. We have also reflected our aggregate borrowings in connection with new financing arrangements. Prior to the Acquisition, the Systems were allocated interest expense from Charter through the due to parents account based on the ratio of basic customers to Charter’s total basic customers multiplied by Charter’s total consolidated interest expense. Our interest expense is lower in periods following the Acquisition.

During the period that Charter owned the Systems, it provided centralized customer billing services, call center operations, corporate managed marketing campaigns, finance, tax, benefits administration, coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims, and other services. These costs were allocated to the Systems by Charter. As a result of the Acquisition, we are an independent entity, which has resulted in changes to the Systems’ operating cost structure. Accordingly, the financial results presented for periods prior to the Acquisition are not comparable to the financial results for the periods post-acquisition.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities and, therefore, should be capitalized. We capitalize overhead based upon an allocation of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

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

Historical Performance – the Systems under Charter

Results of Operations

The following table sets forth a summary of the Systems’ operations and their percentages of total revenue for the periods indicated (dollars in thousands):

	Year Ended December 31,
	2001		2002		2003
	Amount	%	Amount	%	Amount	%
Video	$111,081	76.3%	$120,412	74.0%	$126,607	73.5%
High-speed data	4,903	3.4	8,083	4.9	12,618	7.3
Advertising sales	5,559	3.8	9,542	5.9	6,739	3.9
Commercial	8,791	6.0	11,886	7.3	13,961	8.1
Other	15,275	10.5	12,892	7.9	12,423	7.2

Total revenue	$145,609	100.0%	$162,815	100.0%	$172,348	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	$53,681	36.9%	$60,942	37.4%	$64,954	37.7%
Selling, general and administrative	22,142	15.2	23,411	14.4	24,234	14.1
Depreciation and amortization	98,235	67.5	45,097	27.7	35,894	20.8
Impairment of franchises	—	—	237,983	146.2	—	—
Corporate expense charge	2,546	1.7	2,804	1.7	3,025	1.8
Special charges, net	231	0.2	172	0.1	302	0.2

Income (loss) from operations	(31,226)		(207,594)		43,939
Interest expense, net	50,239		56,152		58,366

Loss before income taxes and cumulative effect of accounting change	(81,465)		(263,746)		(14,427)
Income tax benefit (expense)	379		2,053		(160)

Loss before cumulative effect of accounting change	$(81,086)		$(261,693)		$(14,587)

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 was $172.3 million as compared to $162.8 million for the year ended December 31, 2002, an increase of $9.5 million or 5.8%. The majority of this increase relates to increases of $4.4 million and $4.5 million in digital video and high-speed data revenue, respectively, as the Systems increased marketing efforts for these products.

Operating expenses consist primarily of programming costs, service costs and advertising sales related expenses. For the year ended December 31, 2003, operating expenses were $65.0 million as compared to $60.9 million for the year ended December 31, 2002, an increase of $4.1 million or 6.7%. This increase was primarily due to an increase in total programming costs of $3.2 million or 7.0% of this expense item, as the costs paid to programmers for the provision of analog, digital and premium channels increased over prior year levels.

Selling general and administrative expenses for the year ended December 31, 2003 were $24.2 million as compared to $23.4 million for the year ended December 31, 2002, an increase of $0.8 million or 3.4%. This increase consisted mainly of increases in salaries and benefits within general and administrative expenses.

Overall, operating margins increased from 48.2% for the year ended December 31, 2002 to 48.3% for the year ended December 31, 2003 due to the factors above.

Depreciation and amortization was $35.9 million for the year ended December 31, 2003 as compared to $45.1 million for the year ended December 31, 2002, a decrease of $9.2 million. This decrease is mostly attributable to an acceleration of depreciation of fixed assets which were replaced during 2003 by more technologically advanced equipment.

Corporate expense charge was $3.0 million for the year ended December 31, 2003 as compared to $2.8 million for the year ended December 31, 2002. This increase was the result of increased corporate allocations from Charter.

The Systems completed an impairment test for franchise rights and recorded an impairment loss of $238.0 million in 2002.

Income (loss) from operations for the year ended December 31, 2003 was $43.9 million as compared to $(207.6) million for the year ended December 31, 2002 for the reasons described above.

Interest expense for the year ended December 31, 2003 was $58.4 million as compared to $56.2 million for the year ended December 31, 2002. This increase was the result of the higher cost of capital incurred by Charter and allocated to the Systems.

As a result of the factors described above, the Systems’ loss before income taxes and cumulative effect of accounting change was $14.4 million for the year ended December 31, 2003 as compared to $263.7 million for the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

Revenue for the year ended December 31, 2002 was $162.8 million, an increase of $17.2 million or 11.8% as compared to the year ended December 31, 2001. Of this increase, $5.7 million was attributable to analog video revenue resulting from an increase in the number of basic video subscribers in conjunction with an increase in homes passed within the Systems, coupled with a increase in the underlying monthly rates, $4.7 million and $3.2 million resulted from an increase in digital video and high-speed data revenue, respectively, as the Systems increased marketing of these new products.

Operating expenses consist primarily of programming costs, service costs and advertising sales related expenses. For the year ended December 31, 2002, operating expenses were $60.9 million as compared to $53.7 million for the comparable period in 2001, an increase of $7.2 million or 13.4%. This increase was primarily due to an increase in total programming costs of $7.0 million or 18.4% of this expense item, as the costs paid to programmers for the provision of analog, premium and digital channels increased over prior years levels.

Selling general and administrative expenses for the year ended December 31, 2002 were $23.4 million as compared to $22.1 million for the year ended December 31, 2001, an increase of $1.3 million or 5.9%. This increase reflects increases of $0.6 million in salaries and benefits, $0.3 million in property insurance and $0.3 million in Charter corporate allocations, somewhat offset by an $0.9 million decrease in marketing expenses in conjunction with reductions in telemarketing and direct sales activities.

Overall, operating margins increased from 47.9% in 2001 to 48.2% in 2002 as a result of the factors above.

Depreciation of property and equipment was $44.0 million for the year ended December 31, 2002, compared with $33.8 million for the comparable period in 2001, an increase of $10.2 million. This increase was the result of an overall increase in the value of fixed assets through fixed asset acquisitions.

The amortization of intangibles was $1.1 million for the year ended December 31, 2002, compared to $64.4 million for the same period in 2001, a decrease of $63.3 million. This decrease in amortization was mainly the result of the elimination of amortization of indefinite-lived intangible assets and impairment of franchise rights noted below.

Loss from operations for the year ended December 31, 2002 was $207.6 million, as compared to a loss from operations of $31.2 million for the year ended December 31, 2001, an increase of $176.4 million. This increase was primarily the result of an additional charge related to the impairment of franchises of $238.0 million recorded in 2002.

Interest expense for the year ended December 31, 2002 was $56.2 million as compared to $50.2 million for the comparable period in 2001, an increase of $6.0 million. This increase was the result of the higher cost of capital incurred by Charter and allocated to the Systems.

As a result of the factors described above, the Systems’ loss before cumulative effect of accounting change was $261.7 million for the year ended December 31, 2002, compared to $81.1 million for the same period in 2001.

Historical Performance – Atlantic Broadband Finance, LLC

Operating Data

	December 31, 2004	December 31, 2005
Equivalent Basic Units (“EBU’s”)	217,206	213,396
Digital subscribers	76,380	73,985
High Speed Data (“HSD”) subscribers	50,342	69,018
Homes passed	430,341	438,404
Internet-ready homes passed	381,947	424,253
Basic subscribers	252,699	249,754
Basic penetration of homes passed	58.7%	57.0%
Digital penetration of basic subscribers	30.2%	29.6%
HSD penetration of internet-ready homes passed	13.2%	16.3%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Year Ended December 31, 2004 (1)		Year Ended December 31, 2005
	Amount	%	Amount	%
	(dollars in thousands)
Revenue:
Video	$106,054	70.2%	$127,471	67.1%
High Speed Data	14,562	9.6	22,824	12.0
Advertising Sales	4,381	2.9	6,088	3.2
Commercial	12,148	8.1	15,687	8.3
Other	13,856	9.2	17,820	9.4

Total revenue	$151,001	100.0%	$189,890	100.0%
Costs and expenses:
Operating (excluding depreciation and amortization and other listed below)	$71,116	47.1%	$89,390	47.2%
Selling, general and administrative	25,134	16.6	30,593	16.1
Depreciation and amortization	30,496	20.2	42,373	22.2

Income from operations	24,255		27,534
Other income (expenses):
Gain from derivative instruments	3,547		536
Interest expense, net	(27,366)		(33,941)

Income (loss)	$436		$(5,871)

(1)	Our Company was formed on August 26, 2003 with no operating activities conducted other than to complete the acquisition of the Systems (the Acquisition”). On March 1, 2004, in accordance with an asset purchase agreement entered into on September 3, 2003, we purchased the systems from Charter. Accordingly, no meaningful comparative financial information exists for our Company prior to the Acquisition. We incurred total expenses of $1.2 million for the period ended December 31, 2003.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenue for the year ended December 31, 2005 was $189.9 million as compared to $151.0 million for the year ended December 31, 2004. This increase was the result of twelve full months of operations in 2005 as compared to only ten months after the closing of the Acquisition on March 1, 2004. As a percentage of revenue, our video revenue had decreased from 70.2% of total revenue to 67.1% of total revenue. This decrease corresponds with the decrease in EBUs, basic subscribers and digital subscribers from December 31, 2004 to December 31, 2005. The EBU and basic subscriber reductions were mainly the result of increased competition for video services from satellite video providers. The decrease in digital subscribers was mainly the result of increased churn of customers in discounted, packages inherited from Charter as we raised the package rates to levels more comparable to our main digital tier offering. These lower subscriber levels were offset by increases in HSD subscribers driven by our marketing focus in this area, coupled with the increase in HSD homes passed in 2005 as we completed the planned Delmar system upgrade. We expect monthly revenues to increase as a result of the continuing demand for our HSD service and the launch of cable telephony services in 2006.

Operating expenses for the year ended December 31, 2005 were $89.4 million as compared to $71.1 million for the comparable period in 2004. This increase was the result of twelve full months of operations in 2005 as compared to only ten months after the closing of the Acquisition on March 1, 2004. As a percentage of total revenues, operating expenses remained relatively consistent in 2005 as compared to 2004 levels. This is the result of the elimination of approximately $1.5 million in third party call center costs incurred in 2004 resulting from the transition from Charter ownership, offset by approximately $1.3 million in repairs and maintenance costs spent in 2005 in conjunction with hurricane related damage in Miami Beach. We expect monthly operating expenses will continue to rise as a result of annual contractual programming cost increases and growth in total revenue generating units which will result in increased direct expenses, which will be slightly offset by reductions in repairs and maintenance costs through the absence of hurricane damage expenses.

Selling, general and administrative expenses for the year ended December 31, 2005 were $30.6 million as compared to $25.1 million for the year ended December 31, 2004. This increase was the result of twelve full months of operations in 2005 as compared to only ten month after the closing of the Acquisition on March 1, 2004. Total costs decreased as a percentage of total revenue from 16.6% in 2004 to 16.1% in 2005. This decrease was the result of approximately $4.1 million in post-closing transition related costs incurred in 2004, mostly offset by increased sales and marketing spending levels in 2005, $.6 million in administrative costs incurred in conjunction with our 2005 Senior Subordinated Notes exchange offer and $.6 million in due diligence related costs for potential acquisition reviews We expect selling, general and administrative expenses to increase at a slower rate than revenue growth given the exclusion of the exchange offer costs and a decrease in anticipated due diligence costs in 2006.

Income from operations for the year ended December 31, 2005 was $27.5 million as compared to $24.3 million for the comparable period in 2004, for the reasons described above.

The marking-to-market of Atlantic Broadband’s interest rate swap agreements resulted in the recognition of $0.5 million in other income for the year ended December 31, 2005 as compared to $3.5 million in other income for the year ended December 31, 2004 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2005 was $33.9 million as compared to $27.4 million for the year ended December 31, 2004. This increase was the result of twelve full months of operations in 2005 as compared to only ten months after the closing of the Acquisition on March 1, 2004. The overall effective interest rate on our Senior Credit Facility increased to 6.20% in 2005 from 5.05% in 2004 due to increases in market interest rates.

As a result of the factors described above, the system’s net loss was $5.9 million for the year ended December 31, 2005 as compared to net income of $0.4 million for the year ended December 31, 2004.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the system acquisition, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of December 31, 2005, the Company had total debt outstanding of $482.1 million.

Our senior credit facility is a $395.0 million senior credit facility, consisting of a $90 million revolving credit facility (the “Revolver”), a $30 million term loan A tranche and a $275 million term loan B tranche. At December 31, 2005, $26.4 million of the revolving credit facility was outstanding, with $63.6 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loans A and B mature on March 1, 2011 and October 1, 2011, respectively. These term loans are payable in quarterly installments commencing on June 30, 2006.

We expect to incur capital expenditures in 2006 at a level relatively consistent with those in 2005 as we launch a digital voice product offering in the Systems as well as other capital items. We then expect subsequent year capital expenditure levels to reduce, reflecting more maintenance and discretionary capital spending.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2005 (dollars in thousands):

	Years Ending December 31,
	Total	2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$331,417	$6,563	$8,750	$8,750	$8,750	$100,135	$198,469
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	228,283	35,114	36,858	36,652	36,022	33,746	49,891
Capitalized leases	731	257	258	211	5	—	—
Operating leases	2,524	590	482	438	306	274	434

Total cash contractual obligations	$712,955	$42,524	$46,348	$46,051	$45,083	$134,155	$398,794

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 153, “Exchange of Nonmonetary Assets”, an amendment of APB Opinion No. 29. Statement No. 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Historically, we have not had nonmonetary asset exchanges and therefore do not expect the adoption of this accounting statement to impact significantly our results of operations, financial position and cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. The adoption of this accounting interpretation did not impact significantly our results of operations, financial position and cash flows.

Inflation and Changing Prices

Our costs and expenses will be subject to inflation and price fluctuations. We do not expect that such changes are likely to have a material effect on our results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure include changes in interest rates as borrowings under our senior secured credit facilities bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$17,739	$18,246	$18,753	$19,260	$19,767
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$31,802	$32,309	$32,816	$33,323	$33,830

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

At December 31, 2005, we had in effect three interest rate swaps with three separate commercial banks, with a total notional amount of $230.0 million. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive to settle the agreements, was approximately $4.1 million and $3.5 million at December 31, 2005 and 2004, respectively.

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

ITEM 8.	Financial Statements and Supplementary Data

For information required by Item 8, refer to the Index to the Financial Statements on page 48.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

The following table sets forth the names, ages, and positions for each of our directors and executive officers as of December 31, 2005.

Name	Age	Position
David J. Keefe	56	Chief Executive Officer and Director
Edward T. Holleran	58	Chief Operating Officer and Director
Patrick Bratton	40	Vice President and Chief Financial Officer
Almis Kuolas	54	Vice President and Chief Technology Officer
Chris Daly	47	Vice President and Chief Marketing Officer
Blake R. Battaglia	33	Director
John Hunt	40	Director
Benjamin Diesbach	59	Director
Jay M. Grossman	46	Director
Jack Langer	57	Director

David J. Keefe joined us on September 5, 2003 as Chief Executive Officer with more than thirty years experience building and managing cable systems in the United States, Asia, Europe and South America. Prior to joining us and since 1999, Mr. Keefe served as Chief Operating Officer of Horizon Telecom International. Prior to that he served as Chief Executive Officer for PTK Poland. From 1995 to 1998, Mr. Keefe served as Chief Executive Officer of Kabelkom Hungary. Additionally, Mr. Keefe spent over twenty years in senior management positions with Wharf Cable, Continental Cablevision and American Cablesystems.

Edward T. Holleran joined us on September 5, 2003 as Chief Operating Officer with more than twenty years of general management experience with major U.S. cable companies. Most recently, in 1999 Mr. Holleran co-founded and served as President and CEO of American Broadband. From 1995 to 1998, Mr. Holleran served as Vice President of Broadband Data Services and Vice President of New Product Development for MediaOne and its predecessor company, Continental Cablevision. Additionally, Mr. Holleran spent thirteen years in senior management positions with Continental Cablevision and American Cablesystems.

Patrick Bratton joined us on October 27, 2003 with over ten years of senior financial management experience. Prior to joining us and since 1998, Mr. Bratton served as Chief Financial Officer for Quorum Broadcast Holdings, LLC. From 1995 to 1998 Mr. Bratton served as Chief Financial Officer for Sullivan Broadcast Holdings, Inc. Additionally, Mr. Bratton spent seven years in various roles with DMC Services, Inc. and Price Waterhouse LLP.

Almis Kuolas joined us in October 16, 2003 as Chief Technology Officer with over 25 years of technical operations experience. Prior to joining us and since 2001, Mr. Kuolas served as Senior Director of Engineering and Development for Philips Electronics wireless products division. From 2000 to 2001, Mr. Kuolas served as Chief Technology Officer of American Broadband. Prior to that, he served as Vice President of Systems and Technology for MCI’s TeleTV operations in California. Additionally, Mr. Kuolas spent fourteen years in management positions with Continental Cablevision and American Cablesystems.

Chris Daly joined us on November 1, 2003 as our Chief Marketing Officer with over twenty years of marketing and operations experience. Prior to joining us and since 2001, Mr. Daly served as Chief Operating Officer for Horizon Telecom International. From 1998 to 2000, Mr. Daly served as Senior Director of Marketing for BellSouth Entertainment. Prior to that, he served as Florida Regional Vice President of Marketing for AT&T Wireless Services, formerly McCaw Cellular Communications. Additionally, Mr. Daly spent twelve years in management positions with Continental Cablevision and American Cablesystems.

Blake R. Battaglia has served as a director since September 5, 2003. Mr. Battaglia is a Vice President at ABRY, which he joined in 1998. Prior to joining ABRY, he was an investment banker at Morgan Stanley & Co. Mr. Battaglia currently serves as a director of WideOpenWest Holdings, LLC and Nexstar Broadcasting Group, Inc.

John Hunt has served as a director since February 14, 2005. Mr. Hunt has been a Partner of ABRY since 2004. Prior to joining ABRY, Mr. Hunt was a General Partner at Boston Ventures Management a media and communications focused private equity fund. Mr. Hunt currently serves as a director of Charleston Newspapers, L.P. and Legend Pictures, LLC.

Benjamin Diesbach has served as a director since September 5, 2003. Since its formation in 1995, Mr. Diesbach has served the President of Midwest Research, Inc. a consulting company. Prior to forming Midwest Research, Mr. Diesbach was Chief Executive Officer of Continental Broadcasting, Ltd. Before joining Continental Broadcasting, Mr. Diesbach served as a Vice President of the Crisler Company. Prior to Crisler, he served as Chief Executive Officer of Taft Cable Partners, Executive Vice President of Wometco Cable and Executive Vice President and General Manager of Fabricon Automotive Products. Mr. Diesbach currently serves as a director of Lattice Communications and WideOpenWest Holdings, LLC.

Jay M. Grossman has served as a director since September 5, 2003. Mr. Grossman has been a Partner of ABRY since 1996. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as director (or the equivalent) of several companies including Consolidated Theaters, LLC, Monitronics International, Inc., Country Road Communications, Inc., WideOpenWest Holding, LLC and Nexstar Broadcasting Group, Inc.

Jack Langer has served as a director since March 1, 2004. Mr. Langer has extensive experience in equity, bank, subordinated debt and mergers and acquisitions transactions in the cable and other media industries. From 1997 to 2002, Mr. Langer served as a Managing Director and Global Co-Head of the Media Group at Lehman Brothers, Inc. Mr. Langer currently serves as a director of Spanish Broadcasting Systems, Inc.

There are no family relationships among the foregoing persons.

Audit Committees

Since our equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore have not designated any of our board members as audit committee members.

ITEM 11.	Executive Compensation

The following table contains a summary of the annual, long-term and other compensation paid or accrued during the fiscal years ended December 31, 2005 and 2004 to those persons who were the Chief Executive Officer and our four other most highly compensated executive officers of our Company in 2005 and 2004.

Annual Compensation
	Fiscal Year	Salary	Bonus	Other(1)		All Other Compensation(2)
David J. Keefe Chief Executive Officer and Director	2005 2004	$341,250 325,000	$92,138 130,000	$	— 67,708	15,185 3,649
Edward T. Holleran President, Chief Operating Officer and Director	2005 2004	288,750 275,000	77,963 110,000		— 57,292	12,690 2,953
Patrick Bratton Chief Financial Officer	2005 2004	205,000 190,000	55,350 78,000		— —	6,073 3,791
Almis Kuolas Chief Technology Officer	2005 2004	192,400 180,000	51,948 55,500		— —	5,477 3,871
Christopher Daly Chief Marketing Officer	2005 2004	182,000 175,000	49,140 52,500		— —	5,859 3,053

(1)	Represents one-time payments made upon the successful completion of the Acquisition.

(2)	Represents the following items: (1) officer group term life insurance coverage and (2) the amount of the Company’s match under the 401(k) saving plan in which the employees of the Company are eligible participants.

Employment Agreements

We currently have employment agreements with Messrs. Keefe, Holleran, Bratton, Kuolas and Daly.

Each employment agreement provides for a term of five years unless otherwise terminated earlier. Under the current employment agreements, Mr. Keefe is paid a base salary of $358,813 per year, Mr. Holleran is paid a base salary of $303,188 per year, Mr. Bratton is paid a base salary of $215,250 per year, Mr. Kuolas is paid a base salary of $200,000 per year and Mr. Daly is paid a base salary of $188,370 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. If the executive’s employment is terminated by reason of disability or resignation or in connection with a sale of the company, the executive is not entitled to receive any base compensation, fringe benefits or bonus after the date of the termination of employment. The employment agreements also provides for the subject executive to receive, in the event that we terminate the subject officer’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination. All executives were required to sign a release as a condition to receiving any severance payments.

Each employment agreement also contains a “non-compete” provision prohibiting the executive from owning, managing, controlling, participating in or operating a competing business for a period of two years following termination of employment.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Atlantic Broadband Group, LLC indirectly owns all of the membership units of our Company. The following table sets forth information regarding the beneficial ownership of the equity interests of Atlantic Broadband Group, LLC as of December 31, 2005, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of Atlantic Broadband Group;

•	each director of Atlantic Broadband Group;

•	each of our executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Holder(a)	Number of Equity Interests Beneficially Owned	Percentage of Total Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P.(a)(b)(c)	120,000,000	63.0%
ABRY Mezzanine Partners, L.P.(a)(d)	10,000,000	5.3%
Oak Hill(a)(e)	27,000,000	14.3%

Executive Officers and Directors:
Blake R. Battaglia(f)	—	—
Patrick Bratton	—	—
Chris Daly	—	—
Benjamin Diesbach	—	—
Jay M. Grossman(h)	—	—
Edward T. Holleran	250,000	*
John Hunt(g)	—	—
David J. Keefe	400,000	*
Almis Kuolas	—	—
Jack Langer	—	—
Executive Officers and Directors as a group (6 Persons):	650,000	*

*	Less than 1%

(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned. The total equity interests shown for ABRY Partners IV, L.P., ABRY Mezzanine Partners, L.P. and Oak Hill will equate to approximately 71.8%, 8.5%, and 18.8%, respectively, of the total voting equity interests of Atlantic Broadband Group, LLC.

(b)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(c)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.

(d)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.

(e)	Represents 26,364,688 owned by Oak Hill Capital Partners, L.P. and 635,312 owned by Oak Hill Capital Management Partners, L.P. The sole general partner of both entities is OHCP Gen Par, L.P. whose sole general partner is OHCP MGP, LLC.

(f)	Mr. Battaglia is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by either entity. Mr. Battaglia’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(g)	Mr. Hunt is a limited partner of ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by such entity. Mr. Hunt’s address is c/o ABRY Mezzanine Partners, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(h)

Mr. Grossman is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Grossman’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13.	Certain Relationships and Related Transactions

Members Agreement

The members of Atlantic Broadband Group, LLC entered into a Members Agreement on March 1, 2004. Pursuant to the Members Agreement, such members have agreed to vote their equity interests in Atlantic Broadband Group, LLC so that the following directors are elected to the board of managers of Atlantic Broadband Group, LLC: (i) three directors designated by ABRY Partners IV, L.P., (ii) one director designated by Oak Hill Capital Partners, L.P., (iii) the then current chief executive officer of Atlantic Broadband Group, LLC, who shall initially be David Keefe, (iv) the then current chief operating officer of Atlantic Broadband Group, LLC, who shall initially be Edward Holleran and (v) one independent director designated by a majority vote of the other directors on such board. The Members Agreement also contains:

•	“tag-along” sale rights exercisable by non-ABRY investors in the event of sales of equity interests by ABRY to unaffiliated third parties;

•	“drag-along” sale rights exercisable by the board of managers of Atlantic Broadband Group, LLC and holders of a majority of the then outstanding Class A units in the event of an Approved Sale, as defined in the Members Agreement;

•	preemptive rights;

•	restrictions on transfers of membership interests by management and other key employees absent written authorization of the Board of Directors, except in certain circumstances; and

•	right of first offer exercisable by ABRY in the event of proposed transfers of membership interests by non-ABRY investors.

The voting restrictions and tag-along, drag-along, transfer restrictions and right of first offer will terminate upon consummation of the first to occur of a Qualified Public Offering, as defined in the Members Agreement, or an Approved Sale.

Indemnification

The Parent’s Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004, provides for indemnification of directors and officers, including advancement of reasonable attorney’s fees and other expenses, in connection with all claims, liabilities and expenses arising out of the management of the Parent’s affairs. Such indemnification obligations are limited to the extent that the Parent’s assets are sufficient to cover such obligations. The Parent carries directors and officers insurance that covers such exposure for indemnification up to certain limits. While the Parent may be subject to various proceedings in the ordinary course of business that involve claims against directors and officers, we believe that such claims are routine in nature and incidental to the conduct of the Parent’s business. None of such claims, if determined adversely against such directors and officers, would have a material adverse effect on the Parent’s consolidated financial condition or results of operations. As of the closing of the Acquisition, the Parent had not accrued any amounts to cover indemnification obligations arising from such claims.

Registration Rights Agreement

The members of Atlantic Broadband Group, LLC entered into a Registration Rights Agreement on March 1, 2004. Pursuant to the Registration Rights Agreement, the holders of a majority of the Investor Units have the ability to cause the Company to register securities of the Company held by parties to the Registration Rights Agreement and to participate in registrations by the Company of its equity securities. All holders of equity securities are subject to customary lock-up arrangements in connection with public offerings.

Reimbursement Agreement

We entered into a Reimbursement Agreement on March 1, 2004. Pursuant to the Reimbursement Agreement, we agreed to reimburse ABRY for all out-of-pocket expenses incurred in connection with the offering of the Notes, the Acquisition and related transactions or their ownership of equity interest of the Parent.

ITEM 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2003, 2004 and 2005, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Audit Fees	$—	$235	$396
Audit-Related Fees	—	560	—
Tax Fees	15	65	91

Total	$15	$860	$487

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.

“Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions.

“Tax Fees” consisted of fees billed for tax payment planning and property tax consultation services.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	The financial statements as indicated in the index set forth on page 46.

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying accounts set forth on page F-15.

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits

EXHIBIT NUMBER	EXHIBIT

1.1	Purchase Agreement dated as of January 27, 2004 by and among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Cowen Securities Corporation.***

2.1	Asset Purchase Agreement dated as of September 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1a	First Amendment to the Asset Purchase Agreement, dated as of October 31, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1b	Second Amendment to the Asset Purchase Agreement, dated as of December 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

EXHIBIT NUMBER	EXHIBIT
2.1c	Third Amendment to the Asset Purchase Agreement, dated as of February 27, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

3.1	Certificate of Formation of Atlantic Broadband Finance, LLC.***

3.2	Certificate of Incorporation of Atlantic Broadband Finance, Inc.***

3.3	Certificate of Formation of Atlantic Broadband Management, LLC.***

3.4	Certificate of Formation of Atlantic Broadband (Miami), LLC.***

3.5	Certificate of Formation of Atlantic Broadband (Penn), LLC.***

3.6	Certificate of Formation Atlantic Broadband (Delmar), LLC.***

3.7a	Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.7b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.8	By-laws of Atlantic Broadband Finance, Inc.***

3.9a	Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.9b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.10a	Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.10b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.11a	Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.11b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.12a	Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

3.12b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

4.1	Indenture, dated as of February 10, 2004, among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., the Guarantors and The Bank of New York, as trustee.**

4.2	Form of Note (included in Exhibit 4.1).**

5.1	Opinion of Kirkland & Ellis LLP.***

10.1a	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Merrill Lynch, Pierce, Fenner & Smith Incorporated and General Electric Capital Corporation, General Electric Capital Corporation, Credit Lyonnais New York Branch and Société Générale.*

EXHIBIT NUMBER	EXHIBIT
10.1b	Amendment No. 1 and Agreement, dated as of December 22, 2005 with respect to the Credit Agreement referred to in Exhibit 10.1 above.*

10.1c	Amendment No. 2 and Agreement, dated as of March 6, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above.*

10.2	Security Agreement, dated as of March 1, 2004 made by Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, and the Guarantors in favor of Société Générale.***

10.3	Guarantee, dated as of March 1, 2004 by Atlantic Broadband Holdings I, LLC in favor of Société Générale.***

10.4	Guarantee, dated as of March 1, 2004 by and among each Subsidiary Guarantor in favor of Société Générale.***

10.5	Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004 of Atlantic Broadband Group, LLC, by and among Atlantic Broadband Group, LLC and certain Members and Option Holders.***

10.6	Members Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, ABRY Partners IV, L.P., the the Members and Option Holders.***

10.7	Registration Rights Agreement, dated as of March 1, 2004, by and among Atlantic Broadband Group, LLC and the Members and Option Holders.***

10.8	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and David J. Keefe.***

10.9	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.***

10.10	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Patrick Bratton.***

10.11	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Almis Kuolas.***

10.12	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Chris Daly.***

10.13	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Matthew Murphy.***

10.14	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Richard Shea.***

10.15	Bill of Sale & Assignment and Assumption Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.16	Retained Franchise Management Agreement, dated as of March 1, 2004, by and between Hornell Television Service, Inc. and Atlantic Broadband Finance, LLC.***

EXHIBIT NUMBER	EXHIBIT
10.17	Transition Services Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.18	Reimbursement Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, Atlantic Broadband Finance, LLC and ABRY Partners, LLC.***

10.19	Form of Incentive Unit Purchase Agreement.**

12.1	Statement regarding computation of ratio of earnings to fixed charges.**

14.1	Code of Business Conduct and Ethics.*

21.1	Subsidiaries of the Co-Registrants.***

24.1	Power of Attorney executed by David Keefe (included on signature page).

24.2	Power of Attorney executed by Edward T. Holleran (included on signature page).

24.3	Power of Attorney executed by Blake R. Battaglia (included on signature page).

24.43	Power of Attorney executed by Jay M. Grossman (included on signature page).

25.1	Statement of Eligibility of Trustee on Form T-1.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Letter of Election and Instructions to Broker or Bank**

*	Filed herewith.

**	Incorporated by reference to the corresponding Exhibit to Amendment No. 1 to the Registration Statement on Form S-4/A 333-11504, as filed on July 29, 2005.

***	Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-4 333-11504, as filed on May 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2006.

ATLANTIC BROADBAND FINANCE, LLC

By:	/s/ Patrick Bratton
Patrick Bratton
CHIEF FINANCIAL OFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2006

SIGNATURE	CAPACITY

/s/ David J. Keefe David J. Keefe	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Patrick Bratton Patrick Bratton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Edward T. Holleran Edward T. Holleran	Chief Operating Officer and Director

/s/ Jay M. Grossman Jay M. Grossman	Director

/s/ Benjamin Diesbach Benjamin Diesbach	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Atlantic Broadband Finance, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Broadband Finance, LLC and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and for the period from August 26, 2003 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 31, 2006

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Balance Sheets

December 31, 2005 and 2004

(in thousands)

	2005	2004
Assets
Current assets
Cash and cash equivalents	$6,632	$12,612
Accounts receivable—net of allowance for doubtful accounts of $529 and $563, respectively	6,417	5,141
Prepaid expenses and other current assets	1,613	985

Total current assets	14,662	18,738
Plant, property and equipment, net	175,996	162,950
Franchise rights	509,100	509,100
Goodwill	35,757	35,299
Other intangible assets, net	18,527	32,571
Debt issuance costs, net	11,895	13,790
Fair value of derivative instruments	4,083	3,547

Total assets	$770,020	$775,995

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$11,412	$11,923
Accrued interest	8,047	7,647
Accrued expenses	7,315	9,079
Current portion of senior debt	6,563	—
Current portion of capital lease obligation	257	64
Unearned service revenue	3,321	3,158

Total current liabilities	36,915	31,871
Long-term debt	474,854	481,417
Capital lease obligation, net of current portion	474	160
Other long-term liabilities	1,966	865

Total liabilities	514,209	514,313

Commitments and contingencies (Note 11)
Member’s equity	262,500	262,500
Accumulated deficit	(6,689)	(818)

Total member’s equity	255,811	261,682

Total liabilities and member’s equity	$770,020	$775,995

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,		Period from August 26, 2003 (date of inception) through December 31,
	2005	2004	2003
Cable service revenue	$189,890	$151,001	$—
Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	89,390	71,116	—
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	30,593	25,134	1,254
Depreciation and amortization	42,373	30,496	—

Income from operations	27,534	24,255	(1,254)
Interest expense, net	33,941	27,366	—
Unrealized gain on derivative instruments	(536)	(3,547)	—

Net income (loss)	$(5,871)	$436	$(1,254)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2005 and 2004 and period from August 26, 2003 (date of inception) through December 31, 2003

(in thousands)

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
Equity contributions from Parent	$1,709		$1,709
Net loss	—	$(1,254)	(1,254)

December 31, 2003	1,709	(1,254)	455
Equity contributions from Parent	260,791	—	260,791
Net income	—	436	436

December 31, 2004	262,500	(818)	261,682
Net loss	—	(5,871)	(5,871)

December 31, 2005	$262,500	$(6,689)	$255,811

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2005	2004	Period from August 26, 2003 (date of inception) through December 31, 2003
Cash flows from operating activities
Net income (loss)	$(5,871)	$436	$(1,254)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	42,373	30,496	—
Amortization of debt issuance costs	1,895	1,571	—
Unrealized gain on derivative instrument	(536)	(3,547)	—
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(1,233)	(3,900)	—
Prepaid expenses and other current assets	(628)	(812)	(35)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(2,494)	21,950	584
Unearned service revenue	163	3,158	—

Net cash provided by operating activities	33,669	49,352	(705)

Cash flows from investing activities
Purchases of property, plant and equipment	(34,586)	(26,449)	(50)
Acquisition of cable systems	(4,857)	(738,086)	—

Net cash used in investing activities	(39,443)	(764,535)	(50)

Cash flows from financing activities
Proceeds from issuance of debt	—	486,417	—
Repayments of debt principal	—	(5,000)	—
Payments of capital lease obligations	(206)	(6)	—
Proceeds from member’s contributions	—	260,791	1,709
Payment of debt issuance costs	—	(15,019)	(342)

Net cash provided (used) by financing activities	(206)	727,183	1,367

Net change in cash and equivalents	(5,980)	12,000	612
Cash and cash equivalents, beginning of period	12,612	612	—

Cash and cash equivalents, end of period	$6,632	$12,612	$612

Supplemental disclosure of cash flow information
Interest paid	$31,646	$18,232	$—
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	713	230	—
Capital expenditures included in accounts payable and accrued expenses	3,028	3,248	—

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements

(Dollars in thousands, except where indicated)

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

On December 31, 2005, the Company had approximately 250,000 cable and 69,000 residential high-speed Internet subscribers on the Systems. The Company has 4 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required. The Company expects to generate cash flow from operations in excess of capital expenditures in 2006. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. Should the Company fail to meet its expectations, the Company would look to obtain additional financing, refinance existing agreements, and/or reduce capital expenditures.

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

Segments

Statement of Financial Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents represent short-term investments consisting of commercial paper and money market funds carried at cost plus accrued interest, which approximates market value.

Bad Debts

Bad debt expense and the allowance for doubtful accounts is based on historical trends and analysis. The Company’s policy to reserve against potential bad debts is based on the aging of the individual receivables. The Company manages credit risk by disconnecting services to customers who are delinquent. The practice to write-off the individual receivables is performed after all resources to collect the funds have been exhausted. Actual bad debt expense may differ from the amounts reserved.

Plant, Property and Equipment

Plant, property and equipment are recorded at cost. Initial customer installation costs are capitalized. Sales and marketing costs, as well as costs of subsequent disconnection and reconnection of a given household are charged to expense. Capitalized costs include materials, labor, and certain indirect costs attributable to the capitalization activity. Maintenance and repairs are charged to expense when incurred. Upon sale or retirement, the cost and related depreciation are removed from the related accounts and resulting gains or losses are reflected in operating results.

Plant and equipment are depreciated over the estimated useful life upon being placed into service. Depreciation of plant and equipment is provided on a straight-line basis, over the following estimated useful lives:

Asset Category	Estimated Useful Life (Years)
Office equipment & other	4-10
Subscriber equipment	4
Vehicles	5
Headend equipment	10
Distribution facilities	5-15
Building & leasehold improvements	5-15

Goodwill and Intangible Assets

Intangible assets consist primarily of acquired franchise operating rights and subscriber relationships. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way acquired through a business combination. Subscriber relationships represent the value to the Company of the benefit of acquiring the existing cable television subscriber base. The Company considers franchise operating rights to have an indefinite life. The Company reached its conclusion regarding the indefinite useful life of its franchise operating rights principally because (i) there are no legal, regulatory, contractual, competitive, economic, or other factors limiting the period over which these rights will continue to contribute to the Company’s cash flows (ii) as an incumbent franchisee, the Company’s renewal applications are granted by the local franchising authority on their own merits and not as part of a comparative process with competing applications and (iii) under the 1984 Cable Act, a local franchising authority may not unreasonably withhold the renewal of a cable system franchise. The Company will reevaluate the expected life of its cable franchise rights each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The subscriber relationships are being amortized over the estimated useful life of the subscriber base. The useful lives for the subscriber relationships is estimated to be approximately three years and at the end of each reporting period, or earlier if circumstances warrant, the Company reassesses the estimated useful life of the relationships.

The Company tests the impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that goodwill might be impaired. The first step of the goodwill impairment test compares the fair value of a system with its carrying amount, including goodwill. If the fair value of the system exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the system exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the system’s fair value (as determined in the first step) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. Franchise operating rights are tested for impairment comparing the fair value to the carrying amount of the asset on a system by system basis. The fair value of each system is determined using the discounted cash flow valuation method.

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. As of December 31, 2005, the Company did not identify any triggering events for an impairment assessment. The Company completed its annual impairment on March 1, 2005 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts which would impact these annual impairment results were noted as of December 31, 2005.

Amortization expense on intangible assets with a definite life for the next five years as of December 31, 2005 is as follows:

Amortization Expense
2006	$15,362
2007	2,835
2008	330

Impairment of Long-Lived Assets

The carrying values of long-lived assets, which include construction material, property, plant and equipment, and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount may not be recoverable and exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Any impairment loss would be measured as the amount by which the carrying amount exceeded the fair value, most likely determined by future discounted cash flows. Management believes that there have been no significant impairments at December 31, 2005.

Debt Issuance Costs

Certain costs associated with issuance of the Company’s debt have been capitalized. These debt issuance costs are amortized over the life of the Credit Facility using the effective interest method. Amortization expense related to debt issuance costs charged to interest expense in 2005 and 2004 was $1,895 and $1,571, respectively.

Deferred Credits

Deferred credits consist primarily of deferred launch incentives. The Company receives launch incentive payments from programmers. These incentive payments are deferred and recognized over the life of the related programming agreements as an offset to programming costs in direct expenses.

Revenue Recognition

Revenues are generally recognized and earned when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. Revenues from video and Internet access services are recognized based upon monthly service fees or fees per event. Revenue for customer fees, equipment rental, advertising and pay-per-view programming is recognized in the period that the services are delivered. Video and non-video installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amounts are deferred and recognized over the estimated average period that the customers are expected to remain connected to the cable system. Under the terms of the Company’s non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service to the local franchise authority. The Company normally passes these fees through to its cable subscribers.

Marketing Costs

The cost of marketing, advertising, and selling is expensed as incurred and are included in sales, general and administrative expenses. Marketing, advertising, and selling expense in 2005 and 2004 was $9,332 and $5,007, respectively.

Income Taxes

The Company is a limited liability corporation that is treated as a disregarded entity for income tax purposes. The taxable income and expenses of Atlantic Broadband Finance, LLC are ultimately reported on the partnership return of Atlantic Broadband Holdings II, LLC which is a partnership for income tax purposes. No provision for federal income taxes is required by Atlantic Broadband Finance, LLC as its income and expenses are taxable to or deductible by the members of Atlantic Broadband Holdings II, LLC.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements (“Swaps”). Derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).

SFAS 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. At December 31, 2005 and 2004, derivative instruments consist solely of Swaps which are used to reduce the Company’s exposure to interest rate fluctuations on its variable rate debt (see Note 8). At December 31, 2005 and 2004, the Swaps were recorded at fair value as an asset of $4,083 and $3,547, respectively.

The interest rate swap agreements are not designated as hedging instruments, accordingly, changes in fair values are recognized currently in earnings. The company recorded a gain of $536 and $3,547 for the years ended December 31, 2005 and 2004, respectively, from marking to market these derivative instruments.

Concentrations of Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and limit the amount of credit exposure to any one financial institution. The Company periodically assesses the creditworthiness of the institutions with which it invests. The Company does, however, maintain invested balances in excess of federally insured limits. The Company periodically assesses the creditworthiness of its customers. Therefore, concentrations of credit risk are limited as no single customer accounts for a significant portion of the balance.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities and, therefore, should be capitalized. The Company capitalizes overhead based upon an allocation of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. The Company has established overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch that directly assist with capitalizable installation activities, and (iv) indirect costs directly attributable to capitalizable activities.

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 153, “Exchange of Nonmonetary Assets”, an amendment of APB Opinion No. 29. Statement No. 153 addresses the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Statement No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, APB Opinion No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting interpretation did not impact significantly the results of operations, financial position and cash flows.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Any uncertainty about the amount and/or timing of future settlement should be factored into the measurement of the liability when sufficient information exists. The adoption of this accounting interpretation did not impact significantly the results of operations, financial position and cash flows.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company obtained third-party valuations of certain acquired intangible assets from Grant Thornton LLP.

March 1, 2004
Accounts receivable	$1,241
Prepaid expenses and other current assets	138
Property and equipment	150,940
Intangible assets, including franchise operating rights	554,200
Goodwill, including transaction costs	35,299

Total assets acquired	741,818
Less: Accrued liabilities assumed	3,732

Net assets acquired	$738,086

Of the $554,200 of acquired intangibles, $509,100 was assigned to franchise operating rights that are not subject to amortization and $42,900 was assigned to subscriber relationships (estimated useful life of approximately 3 years). The remaining $2,200 of acquired intangible assets have estimated useful lives of approximately 1 to 5 years.

The Systems were acquired for the purpose of acquiring existing franchises and related infrastructure; as such the primary asset acquired was the franchise operating rights. The results of operating the Systems are included from March 1, 2004.

The selected unaudited pro forma consolidated information for the years ended December 31, 2004 and 2003, determined as if the acquisition described above occurred on January 1, would have resulted in the following:

	Year ended December 31, 2004
	As reported	pro forma
Cable service revenue	$151,001	$180,324
Income from operations	24,255	30,927
Net income	436	(1,684)

	Year ended December 31, 2003
	As reported	pro forma
Cable service revenue	$—	$172,348
Income from operations	(1,254)	36,022
Net income	(1,254)	4,098

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of results of operations in future periods or results that would have been achieved had the Company and the acquired Systems been combined during the specified periods.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,
	2005	2004
Distribution facilities	$128,813	$104,860
Subscriber equipment	41,124	35,976
Headend equipment	22,124	17,491
Buildings and leasehold improvements	7,200	6,821
Office equipment and other	8,196	4,573
Vehicles and equipment	5,313	4,304
Land	1,523	1,482
Construction in progress	1,851	2,779
Material inventory	3,052	2,631

Total plant, property and equipment	219,196	180,917
Less: accumulated depreciation	43,200	17,967

Plant, property and equipment, net	$175,996	$162,950

Depreciation expense for the years ended December 31, 2005 and 2004 was $27,341 and $17,967, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2005	2004
Subscriber relationships	$43,888	$42,900
Other intangible assets	2,200	2,200

Total intangible assets	46,088	45,100
Less: Accumulated amortization	27,561	12,529

Intangible assets, net	$18,527	$32,571

Amortization expense for the years ended December 31, 2005 and 2004 was $15,032 and $12,529, respectively.

The change in the carrying value of goodwill for the years ended December 31, 2005 and 2004 was as follows:

	December 31,
	2005	2004
Beginning balance	$35,299	$—
Acquisitions	—	35,299
Additional purchase price paid	458	—

Ending balance	$35,757	$35,299

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2004
Franchise, copyright and revenue sharing fees	$2,100	$2,087
Payroll and related taxes	2,687	2,247
Accrued purchase price	500	2,000
Other accrued expenses	2,028	2,745

Total accrued liabilities	$7,315	$9,079

8. Debt

On February 10, 2004, the Company entered into $305,000 of term loans (the “Term Loans”) and a $90,000 revolving credit facility (the “Revolver”) with a group of banks and institutional investors led by Merrill Lynch & Company, General Electric Capital Corporation, Societe Generale and Calyon Corporate and Investment Bank. These two facilities are governed by a single credit agreement dated as of February 10, 2004 (collectively, the “Senior Credit Facility”): which was amended and restated on February 9, 2005 under substantially the same terms.

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

At December 31, 2005 and 2004 there was $305,000 outstanding under the Term Loans and $26,417 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2005 and 2004 on the Term Note and Revolver was 5.05% and 6.20%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of December 31, 2005, there was approximately $63,583 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of December 31, 2005, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments start on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2006 through 2011 are as follows:

2006	$6,563
2007	8,750
2008	8,750
2009	8,750
2010	100,135
2011	198,469

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

Debt Issuance Costs

For the year ended December 31, 2004 and the period ended December 31, 2003, the Company capitalized $15,019 and $342, respectively, of debt issuance costs related to the Senior Credit Facility and the Notes.

Interest Rate Swap Agreements

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility related to these changes, the Company entered into interest rate swap agreements. The Company is required by its Senior Credit Facility to maintain fifty percent of its outstanding Term Loans in an interest rate swap agreement for three years. These agreements convert at least one-half of the Company’s Term Loan floating rate debt under the Credit Facility to fixed rate debt. The Company’s swap position as of December 31, 2005 and 2004 was satisfied by three agreements entered into on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. The marking-to-market of the interest rate swap agreements resulted in the recognition of $536 and $3,547 in other income for the years ended December 31, 2005 and 2004, respectively.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. On December 22, 2005, the Company amended its Senior Credit Agreement to increase the level of capital expenditures allowed during 2005. The Company was in compliance with all such covenants at December 31, 2005 and 2004.

On March 6, 2006, the Company further amended its Senior Credit Agreement to increase capital expenditure limits and to adjust certain financial covenant ratios for periods beginning in 2006. The amended financial covenant ratios are less restrictive that the previously effective ratios.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems.

10. Employee Benefits

401(k) Savings Plan

During 2004, the Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions subject to a limit of the first 5% of the participant’s compensation. During 2005 and 2004, the Company recorded $368 and $240, respectively, of expense related to the 401(k) plan.

11. Commitments and contingencies

The Company currently leases office and warehouse space and equipment under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements for the years 2005 and 2004 was $604 and $490, respectively.

The Company has entered into several lease commitments for equipment and facilities. Future minimum lease commitments under non-cancelable leases and service agreements as of December 31, 2005 are as follows:

	Capital Leases	Operating Leases
2006	$289	$590
2007	276	482
2008	216	438
2009	5	306
2010	—	274
Thereafter	—	434

Total minimum lease payments	786	$2,524

Less: Amounts representing interest	(55)

Present value of net minimum lease payments	$731

In addition to the above, in the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

12. Related Party Transactions

On September 3, 2003, ABRY Partners IV, LP, the principal equity holder of Atlantic Broadband Group, LLC (“ABRY”), paid $5,000 as a pre-closing escrow deposit on the Systems asset purchase agreement. In November 2003, the funds held in escrow were returned to ABRY in exchange for a $25,000 standby letter of credit issued on behalf of the Company and guaranteed by ABRY. The standby letter of credit was terminated upon consummation of the acquisition on March 1, 2004.

13. Valuation and Qualifying Accounts

Allowance for doubtful accounts roll forward:

	Balance at beginning of period	Acquisition	Charged in operations	Deductions	Balance at end of period
	(dollars in thousands)
Year ended December 31, 2004	$—	$359	$2,096	$(1,892)	$563
Year ended December 31, 2005	$563	$—	$2,041	$(2,075)	$529

Independent Auditors’ Report

The Board of Directors and Management of Charter Communications Holdings, LLC on behalf of The Atlantic Broadband Systems:

We have audited the accompanying combined balance sheets of The Atlantic Broadband Systems (as defined in note 1) as of February 29, 2004 and December 31, 2003, and the related statements of operations, changes in parents’ investment and cash flows for the two month period ended February 29, 2004 and for each of the two years in the period ended December 31, 2003. These combined financial statements are the responsibility of Charter Communications Holdings, LLC’s management. Our responsibility is to express an opinion on these combined financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the combined financial statements referred to above present fairly, in all material aspects, the financial position of The Atlantic Broadband Systems as of February 29, 2004 and December 31, 2003, and the results of their operations and their cash flows for the two month period ended February 29, 2004 and for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 3 to the combined financial statements, effective January 1, 2002, The Atlantic Broadband Systems adopted Statement of Financial Accounting Standards, No. 142, Goodwill and Other Intangible Assets.

St. Louis, Missouri

May 24, 2004

THE ATLANTIC BROADBAND SYSTEMS

Combined Balance Sheets – See Note 1

February 29, 2004 and December 31, 2003

(In thousands)

	February 29, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$444	311
Accounts receivable, less allowance for doubtful accounts of $314 and $360, respectively	4,273	4,824
Prepaid expenses and other	472	389

Total current assets	5,189	5,524

Investment in cable properties:
Property, plant and equipment, net of accumulated depreciation of $90,831 and $85,288, respectively	136,637	139,582
Franchises, net of accumulated amortization of $148,119 and $148,118, respectively	482,980	482,981

Total investment in cable properties, net	619,617	622,563
Other noncurrent assets	1,382	1,420

Total assets	$626,188	629,507

Liabilities and Parents’ Investment
Current liabilities:
Accounts payable and accrued expenses	$19,411	20,072

Total current liabilities	19,411	20,072

Deferred revenue	1,279	1,373
Deferred income tax liabilities	955	927
Parent investment:
Due to parents	1,149,291	1,150,721
Systems’ deficit	(544,748)	(543,586)

Total parents’ investment	604,543	607,135

Total liabilities and parents’ investment	$626,188	629,507

See accompanying notes to combined financial statements.

THE ATLANTIC BROADBAND SYSTEMS

Combined Statements of Operations – See Note 1

Two month period ended February 29, 2004 and years ended December 31, 2003 and 2002

(In thousands)

	2004	2003	2002
Revenues	$29,323	172,348	162,815

Cost and expenses:
Operating (excluding depreciation and amortization)	11,507	64,954	60,942
Selling, general, and administrative	3,518	24,234	23,411
Depreciation and amortization	5,892	34,829	44,458
Impairment of franchises	—	—	237,983
Corporate expense charge	435	3,025	2,804
Special charges, net	—	302	172
Other	—	1,065	639

	21,352	128,409	370,409

Income (loss) from operations	7,971	43,939	(207,594)
Other income (expense):
Interest expense, net	(9,105)	(58,366)	(56,152)

Loss before income taxes and cumulative effect of accounting change	(1,134)	(14,427)	(263,746)
Income tax benefit (expense)	(28)	(160)	2,053

Loss before cumulative effect of accounting change	(1,162)	(14,587)	(261,693)
Cumulative effective of accounting change, net	—	—	(94,280)

Net loss	$(1,162)	(14,587)	(355,973)

See accompanying notes to combined financial statements.

THE ATLANTIC BROADBAND SYSTEMS

Combined Statements of Changes in Parents’ Investment – See Note 1

Two month period ended February 29, 2004 and years ended December 31, 2003 and 2002

(In thousands)

Parents’ investment
Balance, January 1, 2002	$964,645
Net loss	(355,973)
Changes in due to parents, net	14,377

Balance, December 31, 2002	623,049
Net loss	(14,587)
Changes in due to parents, net	(1,327)

Balance, December 31, 2003	607,135
Net loss	(1,162)
Changes in due to parents, net	(1,430)

Balance, February 29, 2004	$604,543

See accompanying notes to combined financial statements.

THE ATLANTIC BROADBAND SYSTEMS

Combined Statements of Cash Flows – See Note 1

Two month period ended February 29, 2004 and years ended December 31, 2003 and 2002

(In thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(1,162)	(14,587)	(355,973)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,892	34,829	44,458
Impairment of franchises	—	—	237,983
Deferred income taxes	28	160	(2,053)
Cumulative effect of accounting change, net	—	—	94,280
Changes in operating assets and liabilities:
Accounts receivable	551	1,396	(1,539)
Prepaid expenses and other	(83)	(955)	(418)
Accounts payable and accrued expenses	(1,200)	1,763	2,706
Other operating activities	(319)	(777)	762

Net cash from operating activities	3,707	21,829	20,206

Cash flows from investment activities:
Purchases of property, plant and equipment	(2,144)	(21,217)	(35,026)

Net cash from investing activities	(2,144)	(21,217)	(35,026)

Cash flows from financing activities:
Changes in due to parents, net	(1,430)	(1,327)	14,377

Net cash from financing activities	(1,430)	(1,327)	14,377

Net change in cash	133	(715)	(443)

Cash and cash equivalents, beginning of year	311	1,026	1,469
Cash and cash equivalents, end of year	$444	311	1,026

See accompanying notes to combined financial statements.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

(1)	Organization and Basis of Presentation

These combined financial statements include the historical assets, liabilities, and operations of the Charter Communications, Inc. cable systems operating in Cumberland, Maryland; Salamanca, New York; Middletown, Delaware; Altoona, Bradford, Uniontown and Johnstown, Pennsylvania; Davis, Moorfield, and Paw Paw, West Virginia; and Miami, Florida (collectively, “The Atlantic Broadband Systems” or the “Systems”). The Systems are indirectly owned by Charter Communications, Inc. (“Charter”), Charter Communications Holding Company, LLC (“Charter Holdco”), Charter Communications Holdings, LLC (“Charter Holdings”), Charter Communications Operating, LLC (“Charter Operating”) and partially owned by Charter Communications VI, LLC (“CC VI”), and Charter Communications VII, LLC (“CC VII”) (collectively, the “Parents”).

On September 3, 2003, Atlantic Broadband Finance, LLC entered into a definitive agreement with certain subsidiaries of Charter to purchase the Systems. The sale of cable systems in Pennsylvania, Maryland, Delaware, Florida and West Virginia closed on March 1, 2004 and the sale of the cable system in New York closed on April 30, 2004. The accompanying combined financial statements do not reflect the effects of the acquisition or subsequent operational changes made by the acquiror.

Even though the Systems do not individually or collectively constitute a separate legal entity, they have been presented as a combined group as a result of the sale. Accordingly, the combined financial statements have been created based on the historical accounting records of the Parents and include the specific accounts directly related to the activities of the Systems. Certain costs of the Parents are charged to the Systems based on the Systems’ number of customers or the Systems’ revenues (see note 11). Although such allocations are not necessarily indicative of the costs that would have been incurred by the Systems on a stand-alone basis, management believes that the resulting allocated amounts are reasonable. All intersystem balances and transactions have been eliminated from presentation in the combined financial statements.

The Systems offer their customers traditional cable video programming (analog and digital video) as well as high-speed data services and in some areas advanced broadband cable services such as high definition television, video on demand, and interactive television. The Systems sell their video programming, high-speed data and advanced broadband cable services on a subscription basis.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment and franchises; income taxes; and contingencies. Actual results could differ from those estimates.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

(2)	Liquidity and Capital Resources

The Systems realized income from operations of approximately $8 million for the two month period ended February 29, 2004 and approximately $44 million for the year ended December 31, 2003 and incurred losses from operations of approximately $208 million for the year ended December 31, 2002. The Systems’ net cash flows from operating activities were approximately $4 million for the two month period ended February 29, 2004 and approximately $22 million and $20 million for the years ended December 2003 and 2002, respectively. In addition, the Systems have required significant cash to fund capital expenditures and ongoing operations. Historically, the Systems have funded liquidity and capital requirements through cash flows from operations and through funding from the Parents. The mix of funding sources changes from period to period, but for the two month period ended February 29, 2004, 100% of the Systems’ funding requirements were from cash flows from operating activities.

Charter’s ability to make interest payments, or principal payments at maturity in 2005 and 2006, on its convertible senior notes is dependent on its ability to obtain additional financing and on Charter Holdings and its other subsidiaries making distributions, loans or payments to Charter Holdco, and on Charter Holdco paying or distributing such funds to Charter. Charter and its subsidiaries have a substantial amount of debt at multiple levels in their corporate structure. Any financial or liquidity problems of Charter or its subsidiaries, as the manager of the Systems, likely would cause a serious disruption to the Systems’ business and may have a material adverse affect on the operations and results of the Systems.

Prior to the sale to Atlantic Broadband Finance, LLC the Systems expected to fund liquidity and capital requirements principally through cash flow from operations and additional funding from the Parents. In addition, no assurances can be given that the Systems may not experience liquidity problems because of adverse market conditions or other unfavorable events.

(3)	Summary of Significant Accounting Policies

(a)	Cash Equivalents

The Systems consider all highly liquid investments with original maturities of three months or less to be cash equivalents. These investments are carried at cost, which approximates market value.

(b)	Cash Management and Parents’ Investment Account

The Systems realize revenues and incur costs at the system level; however, the Parents manage cash receipts and cash disbursements, which are recorded as a component of the “due to parents” account. The transfers from the Parents include the Parents’ equity in acquired systems, programming charges, management fees and advances for operations, acquisitions and construction costs, as well as the amounts charged as a result of the allocation of corporate expenses.

(c)	Property, Plant and Equipment

Property, plant and equipment are recorded at cost, including all material, labor, and certain indirect costs associated with the construction of cable transmission and distribution facilities. Costs associated with initial customer installations and the additions of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

include materials, labor, and certain indirect costs. These indirect costs are associated with the activities of the Systems’ personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. Overhead costs primarily include employee benefits and payroll taxes, direct variable costs associated with capitalizable activities, consisting primarily of installation, construction vehicle costs, the cost of dispatch personnel and indirect costs directly attributable to capitalizable activities. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to the dwelling, are capitalized.

Depreciation is recorded using the straight-line method over management’s estimate of the useful lives of the related assets as follows:

Cable distribution systems	7-15 years
Customer equipment and installations	3-5 years
Vehicles and equipment	1-5 years
Buildings and leasehold improvements	5-15 years
Furniture and fixtures	5 years

(d)	Franchises

Franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired through the purchase of cable systems. Management estimates the fair value of franchise rights at the date of acquisition and determines if the franchise has a finite life or an indefinite life as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. On January 1, 2002, the Systems adopted SFAS No. 142, which eliminates the amortization of goodwill and indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually as of October 1, or more frequently as warranted by events or changes in circumstances. Costs incurred in renewing cable franchises are deferred and amortized over 10 years.

Prior to the adoption of SFAS No. 142, costs incurred in obtaining and renewing cable franchises were deferred and amortized using the straight-line method over a period of 15 years. Franchise rights acquired through the purchase of cable systems were generally amortized using the straight-line method over a period of 15 years. The period of 15 years was management’s best estimate of the useful lives of the franchises and assumed that substantially all of those franchises that expired during the period would be renewed but not indefinitely. The Systems evaluated the recoverability of franchises for impairment when events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. Because substantially all of the Systems’ franchise rights have been acquired in the past several years, at the time of acquisition, management believed the Systems did not have sufficient experience with the local franchise authorities to conclude that renewals of franchises could be accomplished indefinitely.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

The Systems believe that facts and circumstances have changed to enable them to conclude that all of their franchises will be renewed indefinitely. The Systems have sufficiently upgraded the technological state of their cable systems and now have sufficient experience with the local franchise authorities where they acquired franchises to conclude all franchises will be renewed indefinitely.

(e)	Fair Value of Financial Instruments

The carrying amount of cash, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

(f)	Valuation of Property, Plant and Equipment

The Systems evaluate the recoverability of property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or changes in circumstances could include such factors as changes in technological advances, fluctuations in the fair value of such assets, adverse changes in relationships with local franchise authorities, adverse changes in market conditions or poor operating results. If a review indicates that the carrying value of such asset is not recoverable from estimated undiscounted cash flows, the carrying value of such asset is reduced to its estimated fair value. While the Systems believe that their estimates of future cash flows are reasonable, different assumptions regarding such cash flows could materially affect their evaluations of asset recoverability. No impairment of property, plant, and equipment occurred in the two month period ended February 29, 2004 and the years ended December 31, 2003 and 2002.

(g)	Concentration of Credit Risk

Financial instruments which expose the Systems to a concentration of credit risk include accounts receivable. The Systems extend credit to customers on an unsecured basis in the normal course of business. The Systems maintain reserves for potential credit losses and such losses, in the aggregate, have not historically exceeded management’s expectations. The Systems’ trade receivables reflect a customer base in the states of Florida, Pennsylvania, Delaware, New York, Maryland and West Virginia. The Systems routinely assess their customers’ ability to pay and have policies and procedures to monitor its accounts receivable balance; as a result, concentrations of credit risk are limited.

(h)	Deferred Revenue

Charter receives upfront payments (launch incentives) from certain programmers. These amounts are allocated to the Systems to launch and promote new cable channels and the Systems recognize these launch incentives over the life of the programming agreement as an offset to programming expense. The unamortized portion of payments received is included in deferred revenue on the accompanying combined balance sheets.

(i)	Revenue Recognition

Revenues from residential and commercial video and high-speed data services are recognized when the related services are provided. Advertising sales are recognized in the period that the

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

advertisements are broadcast. Local governmental authorities impose franchise fees on the majority of the Systems ranging up to a federally mandated maximum of 5% of gross revenues as defined in the franchise agreements. Such fees are collected on a monthly basis from the Systems’ customers and are periodically remitted to local franchise authorities. Franchise fees collected and paid are reported as revenues on a gross basis with a corresponding expense.

(j)	Programming Costs

The Systems purchase, at the Parents’ cost, certain analog, digital, and premium programming provided by program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Systems and are subject to adjustment based on periodic audits performed by the programmers. Additionally, certain programming contracts contain launch incentives to be paid by the programmers. The Systems receive an allocation of these upfront payments related to the promotion and activation of the programmer’s cable television channel and defer recognition of the launch incentives over the life of the programming agreement as a reduction to programming expense. This reduction to programming expense was $354 for the two month period ended February 29, 2004 and $2 million and $1 million for the years ended December 31, 2003 and 2002, respectively. Programming costs included in the accompanying statements of operations were approximately $9 million for the two month period ended February 29, 2004 and $48 million and $45 million for the years ended December 31, 2003 and 2002, respectively. As of February 29, 2004 and December 31, 2003, the deferred amount of launch incentives, included in accounts payable and accrued expenses, totaled $388 and $411, respectively, and the deferred amount of launch incentives included in other long-term liabilities, totaled $755 and $801, respectively.

(k)	Advertising Costs

Advertising costs associated with marketing the Systems’ products and services are generally expensed as costs are incurred. Advertising expense was approximately $161 for the two month period ended February 29, 2004 and $2 million for both of the years ended December 31, 2003 and 2002, respectively.

(l)	Interest Expense and Interest Income

Interest expense is allocated to the Systems through the “due to parents” account and has been determined by applying the ratio of the Systems’ basic customers to Charter’s total basic customers, multiplied by Charter’s total consolidated interest expense.

Interest income is allocated to the Systems through the “due to parents” account has been determined by applying the ratio of the Systems’ basic customers to Charter’s total basic customers, multiplied by Charter’s total interest income. Interest income is recorded within interest expense, net in the accompanying combined statements of operations.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

The ratios used to allocate interest expense and interest income are adjusted upon the acquisition of additional cable systems and the disposition of any cable systems. Management considers these allocation methods to be reasonable for the operations of the Systems.

(m)	Segments

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decisionmaker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

Charter manages the Systems’ operations on the basis of geographic divisional operating segments. The Systems have evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No. 131 and believes it meets each of the respective criteria set forth. The Systems deliver similar products and services. Each geographic and divisional service area utilizes similar means for delivering the programming of the Systems’ services; have similarity in the type or class of customer receiving the products and services; distributes the Systems’ services over a unified network; and operates within a consistent regulatory environment. In addition, each of the geographic divisional operating segments has similar economic characteristics. In light of the Systems’ similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Systems have one reportable segment, broadband services.

(n)	Income Taxes

The Systems do not individually or collectively comprise a separate legal entity. The Systems are owned indirectly by Charter Holdco and a majority of the Systems are owned by limited liability companies not subject to income tax. However, one of the operations within the Systems is a part of a corporation and is subject to income tax. The Systems have deferred income tax liabilities of approximately $1 million for both the two month period ended February 29, 2004; and the year ended December 31, 2003.

During the two month period ended February 28, 2004, the Systems recorded $28 of income tax expense. During the years ended December 31, 2003 and 2002, the Systems recorded $160 of income tax expense and $2 million of income tax benefit, respectively. The income tax expense for the two months ended February 28, 2004 is the result of changes in the deferred tax liabilities and related to the differences in accounting for franchises as a result of the adoption of SFAS 142.

The Systems have deferred tax assets of $539 as of February 29, 2004 and December 31, 2003, respectively, which relate to net operating loss carryforwards and book to tax differences associated with property, plant and equipment of the indirect corporate subsidiary. The total valuation allowance for deferred tax assets is $539 as of February 29, 2004 and December 31, 2003, respectively. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Because of

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

uncertainties in projecting the future taxable income of its operation that is within a corporation, a valuation allowance has been established to offset the entire amount of deferred tax assets.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2000 and 1999. Management does not expect the results of this examination to have a material adverse effect on the Systems combined financial position or results of operations.

(4)	Allowance for Doubtful Accounts

Activity in the allowance for doubtful accounts is summarized as follows for the periods presented:

	February 29, 2004	Year ended December 31,
		2003	2002
Balance, beginning of year	$360	416	766
Charged to expense	310	2,157	2,869
Uncollected balances written off, net of recoveries	(356)	(2,213)	(3,219)

Balance, end of year	$314	360	416

(5)	Property, Plant and Equipment

Property, plant and equipment consists of the following as of the dates indicated:

	February 29, 2004	December 31, 2003
Cable distribution systems	$204,075	201,496
Land, buildings, and leasehold improvements	7,982	7,974
Vehicles and equipment	15,411	15,400

	227,468	224,870
Less accumulated depreciation	(90,831)	(85,288)

	$136,637	139,582

The Systems periodically evaluate the estimated useful lives used to depreciate its assets and the estimated amount of assets that will be abandoned or have minimal use in the future. A significant change in assumptions about the extent or timing of future asset retirements, or in the Systems’ use of new technology and upgrade programs, could materially affect future depreciation expense.

For the two month period ended February 29, 2004 and the years ended December 31, 2003 and 2002, depreciation expense was approximately $6 million, $35 million and $44 million, respectively.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

(6)	Franchises

The Systems construct and operate its cable systems under non-exclusive franchises that are granted by state or local government authorities for varying lengths of time. Charter obtained these franchises primarily through acquisitions of cable systems accounted for as purchase business combinations. These acquisitions have primarily been for the purpose of acquiring existing franchises and related infrastructure and, as such, the primary asset acquired by Charter has historically been cable franchises.

On January 1, 2002, the Systems adopted SFAS No. 142, which eliminates the amortization of indefinite lived intangible assets. Accordingly, beginning January 1, 2002, all franchises that qualify for indefinite life treatment under SFAS No. 142 are no longer amortized against earnings but instead are tested for impairment annually, or more frequently as warranted by events or changes in circumstances. During the first quarter of 2002, the Systems had an independent appraiser perform valuations of their franchises as of January 1, 2002. Based on the guidance prescribed in Emerging Issues Task Force (EITF) Issue No. 02-7, Unit of Accounting for Testing of Impairment of Indefinite Lived Intangible Assets, franchises were aggregated into essentially inseparable asset groups to conduct the valuations. The asset groups generally represent geographic clusters of the Systems’ cable systems, which management believes represents the highest and best use of those assets. Fair value was determined based on estimated discounted future cash flows using reasonable and appropriate assumptions that are consistent with internal forecasts. As a result, the Systems determined that franchises were impaired and recorded the cumulative effect of a change in accounting principle of approximately $94 million (net of $1 million of tax effects). The effect of adoption was to increase net loss by $94 million.

The Systems performed their annual impairment assessment on October 1, 2002 using an independent third-party appraiser and following the guidance of EITF Issue No. 02-17, Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination, which was issued in October 2002 and requires the consideration of assumptions that marketplace participants would consider, such as expectations of future contract renewals and other benefits related to the intangible asset. Revised earnings forecasts and the methodology required by SFAS No. 142, which excludes certain intangibles, led to recognition of an additional impairment in 2002 of approximately $238 million. The valuation completed at October 1, 2003 showed franchise values in excess of book value and thus resulted in no impairment.

The Systems believe that all of their franchises will be renewed indefinitely. The Systems have sufficiently upgraded the technological state of their cable systems and now have sufficient experience with the local franchise authorities where they acquired franchises to conclude all franchises will be renewed indefinitely.

Franchise amortization for the two month period ended February 29, 2004 and the years ended December 31, 2003 and 2002 was $1, $3, and $1, respectively, which represents the amortization relating to costs associated with franchise renewals. For each of the next five years, amortization expense relating to these franchises is expected to be approximately $3. Actual amortization expense to be reported in future periods could differ from these estimates as a result of new intangible asset acquisitions, changes in useful lives and other relevant factors.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

(7)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of the dates indicated:

	February 29, 2004	December 31, 2003
Accounts payable	$563	1,636
Capital expenditures	1,571	1,117
Programming costs	8,250	10,206
Franchise fees	1,453	1,932
State sales tax	1,051	1,087
Other	6,523	4,094

	$19,411	20,072

(8)	Revenues

Revenues consist of the following for the periods presented:

	Period ended February 29, 2004	Year ended December 31,
		2003	2002
Video	$21,355	126,607	120,412
High-speed data	2,618	12,618	8,083
Advertising sales	942	6,739	9,542
Commercial	2,506	13,961	11,886
Other	1,902	12,423	12,892

	$29,323	172,348	162,815

(9)	Operating Expenses

Operating expenses consist of the following for the periods presented:

	Period ended February 29, 2004	Year ended December 31,
		2003	2002
Programming	$8,536	48,238	45,081
Advertising sales	98	1,194	1,995
Service	2,873	15,522	13,866

	$11,507	64,954	60,942

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

(10)	Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the periods presented:

	Period ended February 29, 2004	Year ended December 31,
		2003	2002
General and administrative	$3,191	21,512	20,732
Marketing	327	2,722	2,679

	$3,518	24,234	23,411

(11)	Related-Party Transactions

The Systems purchase, at the Parents’ costs, certain analog, digital and premium programming provided by program suppliers whose compensation is typically based on a flat fee per customer. The cost of the right to exhibit network programming under such arrangements is recorded in operating expenses in the month the programming is available for exhibition. Programming costs are paid each month based on calculations performed by the Systems and are included in the rollforward of the “due to parents” account below.

Charter Holdco and Charter provide management services to the Systems including centralized customer billing services, corporate managed marketing campaigns, benefits administration and coordination of insurance coverage and self-insurance programs for medical, dental and workers’ compensation claims. Certain costs for services are billed and charged directly to the Systems and are included in operating costs. These costs, which are reported as “management service allocations” in the rollforward below, are allocated primarily based upon the number of basic customers.

All other costs incurred by Charter Holdco and Charter on behalf of the Systems are charged as a management fee as stipulated in the management agreement between Charter Holdco, Charter and the Systems. For the two month period ended February 29, 2004 and the years ended December 31, 2003 and 2002, respectively, the management fee charged to the Systems approximated the corporate expenses incurred by Charter Holdco and Charter on behalf of the Systems. These costs are allocated to the Systems based on a percentage of the Systems’ revenues and are included in corporate expense charges in the accompanying combined statements of operations and in the rollforward below.

In addition, Charter Operating, CC VI and CC VII make disbursements on behalf of the Systems for certain items such as payroll, payroll taxes and other costs on behalf of the Systems. Such amounts are transferred to the Systems through intercompany accounts and are recognized in the appropriate expense categories in the accompanying combined statements of operations and as “payroll and other costs” in the rollforward below.

Operating and selling, general and administrative expenses include an allocation of certain expenses incurred by the holding division of the Systems on behalf of the Systems. These expenses are included as “holding division allocations” in the rollforward below and are allocated to the Systems primarily based on

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

the ratio of the Systems’ basic customers to Charter’s total basic customers. The ratio is adjusted upon the acquisition of additional cable systems and the disposition of cable systems by Charter.

Interest expense and depreciation expense related to debt and property incurred by the Parents on behalf of the Systems are allocated to the Systems based on the ratio of the Systems’ basic customers to Charter’s total basic customers.

Management considers these allocation methods described above to be reasonable for the operations of the Systems. As a result of the Parents’ 100% ownership of the Systems, “due to parents” amounts have been classified as a component of parents’ investment in the accompanying combined balance sheets. The Parents’ transfers and expense allocation activity consists of the following:

	Period ended February 29, 2004	Year ended December 31,
		2003	2002
Beginning of period	$1,150,721	1,152,048	1,137,671
Programming charges	8,536	48,238	45,081
Management service allocations	1,039	6,668	4,905
Corporate expense charge	435	3,025	2,804
Payroll and other costs	2,671	17,146	17,243
Holding division allocations	230	2,378	3,047
Interest and depreciation allocations	9,424	60,429	58,089
Cash transfers, net	(23,765)	(139,211)	(116,792)

End of period	$1,149,291	1,150,721	1,152,048

Paul G. Allen, the controlling shareholder of Charter, and a number of his affiliates have interests in various entities that provide services or programming to Charter’s subsidiaries. Given the diverse nature of Mr. Allen’s investment activities and interests, and to avoid the possibility of future disputes as to potential business, Charter may not, and may not allow its subsidiaries to, engage in any business transaction outside the cable transmission business except for certain existing approved investments. Should Charter or its subsidiaries wish to pursue a business transaction outside of this scope, it must first offer Mr. Allen the opportunity to pursue the particular business transaction. If he decides not to pursue the business transaction and consents to Charter or its subsidiaries to engage in the business transaction, they will be able to do so. The cable transmission business means the business of transmitting video, audio, including telephony, and data over cable television systems owned, operated or managed by Charter or its subsidiaries from time to time.

Mr. Allen or his affiliates own equity interests or warrants to purchase equity interests in various entities with which the Systems do business through the Parents or which provides the Systems with products, services or programming. Among these entities are TechTV Inc. (TechTV), Oxygen Media Corporation, Digeo, Inc., Click2learn, Inc., Trail Blazer Inc., Action Sports Cable Network and Microsoft Corporation. In addition, Mr. Allen and William Savoy were directors of USA Networks, Inc. (USA Networks), which

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

operates the USA Networks, The Sci-Fi Channel, Trio, World News International and Home Shopping Network, owning approximately 5% and less than 1%, respectively, of the common stock of USA Networks. In 2002, Mr. Allen and Mr. Savoy sold their common stock and are no longer directors of the USA Networks. Mr. Allen owns 100% of the equity of Vulcan Ventures Incorporated (Vulcan Ventures) and Vulcan Inc. and is the president of Vulcan Ventures. Mr. Savoy was also a vice president and a director of Vulcan Ventures until his resignation in September of 2003. Mr. Savoy resigned as a member of the board of directors of Charter in April 2004. In 2004, Mr. Allen through Vulcan Inc. sold his interest in Tech TV. The various cable, media, Internet and telephony companies in which Mr. Allen has invested may mutually benefit one another. The agreements governing Charter’s relationship with Digeo, Inc. are an example of a cooperative business relationship among Mr. Allen’s affiliated companies. The Systems can give no assurance that any of these business relationships will be successful, that the Systems will realize any benefits from these relationships or that the Systems will enter into any business relationships in the future with Mr. Allen’s affiliated companies.

(12)	Special Charges

For the year ended December 31, 2002, the Systems recorded a special charge of $172 for severance costs associated with its workforce reduction program and the consolidation of its operations, elimination of redundant practices and streamlining its management structure. The Systems identified 8 employees for termination in 2002, of which 4 employees were terminated in 2002 and the remaining were terminated in 2003. During the year ended December 31, 2003, an additional 13 employees were identified and terminated in 2003, and additional severance costs of $302 were recorded in special charges. Severance payments are generally made over a period of up to two years with approximately $9, $408 and $57 paid during the two months ended February 29, 2004 and the years ended December 31, 2003 and 2002, respectively. During the two month period ended February 29, 2004 the Systems did not record a special charge. No new employees were identified for termination. As of February 29, 2004 and December 31, 2003, a liability of approximately $0 and $9, respectively, is recorded on the accompanying combined balance sheets related to the realignment activities.

(13)	Commitments and Contingencies

(a)	Leases and Commitments

The Systems lease certain facilities and equipment under noncancelable operating leases. Leases and rental costs charged to expense was $68 for the two month period ended February 29, 2004 and, $408 and $412 for the years ended December 31, 2003 and 2002.

As of February 29, 2004, future minimum lease payments are as follows:

2004 (ten months)	$292
2005	246
2006	219
2007	256
2008	263
2009	256
Thereafter	668

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

The Systems also rent utility poles in their operations. Generally, pole rental agreements are cancelable on short notice, but the Systems anticipate that such rentals will recur. Rent expense incurred for pole rental attachments was $109 for the two month period ended February 29, 2004 and $2 million and $1 million for the years ended December 31, 2003 and 2002, respectively.

The Systems pay franchise fees under multi-year franchise agreements based on a percentage of revenues earned from video service per year. The Systems also pay other franchise related costs, such as public education grants, under multi-year agreements. Franchise fees and other franchise related costs included in the accompanying statements of operations were $1 million for the two month period ended February 29, 2004 and $4 million and $4 million for the years ended December 31, 2003 and 2002, respectively.

The Systems pay programming fees under the Parents’ multi-year contracts with programmers, ranging from three to six years, typically based on a flat fee per customer, which may be fixed for the term or may in some cases, escalate over the term. Programming costs included in the accompanying statement of operations were $9 million for the two month period ended February 29, 2004 and $48 million and $45 million for the years ended December 31, 2003 and 2002, respectively.

(b)	Litigation

Fourteen putative federal class action lawsuits (the “Federal Class Actions”) have been filed against Charter and certain of its former and present officers and directors in various jurisdictions allegedly on behalf of all purchasers of Charter’s securities during the period from either November 8 or November 9, 1999 through July 17 or July 18, 2002. Unspecified damages are sought by the plaintiffs. In general, the lawsuits allege that Charter utilized misleading accounting practices and failed to disclose these accounting practices and/or issued false and misleading financial statements and press releases concerning Charter’s operations and prospects. The Federal Class Actions were specifically and individually identified in public filings made by Charter prior to the date of this report.

In October 2002, Charter filed a motion with the Judicial Panel on Multidistrict Litigation (the “Panel”) to transfer the Federal Class Actions to the Eastern District of Missouri. On March 12, 2003, the Panel transferred the six Federal Class Actions not filed in the Eastern District of Missouri to that district for coordinated or consolidated pretrial proceedings with the eight Federal Class Actions already pending there. The Panel’s transfer order assigned the Federal Class Actions to Judge Charles A. Shaw. By virtue of a prior court order, StoneRidge Investment Partners LLC became lead plaintiff upon entry of the Panel’s transfer order. StoneRidge subsequently filed a Consolidated Amended Complaint. The Court subsequently consolidated the Federal Class Actions into a single consolidated action (the “Consolidated Federal Class Action”) for pretrial purposes. On June 19, 2003, following a pretrial conference with the parties, the Court issued a Case Management Order setting forth a schedule for the pretrial phase of the Consolidated Federal Class Action. Motions to dismiss the Consolidated Amended Complaint have been filed. On February 10, 2004, in response to a joint motion made by StoneRidge and defendants, Charter, Vogel and Allen, the court entered an order providing, among other things, that: (1) the parties who filed such motion, engage in a mediation within ninety (90) days; and (2) all proceedings in the Consolidated Federal

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

Class Action were stayed until May 10, 2004. On May 11, 2004, the court extended the stay in the Consolidated Federal Class Action for an additional sixty (60) days.

On September 12, 2002, a shareholders derivative suit (the “State Derivative Action”) was filed in the Circuit Court of the City of St. Louis, State of Missouri (the “Missouri State Court”) against Charter and its then current directors, as well as its former auditors. A substantively identical derivative action was later filed and consolidated into the State Derivative Action. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

On March 12, 2004, an action substantively identical to the State Derivative Action was filed in the Missouri State Court against Charter and certain of its current and former directors, as well as its former auditors. The plaintiffs allege that the individual defendants breached their fiduciary duties by failing to establish and maintain adequate internal controls and procedures. This case has not yet been consolidated with the State Derivative Action, but Charter expects that it will be in the future. Unspecified damages, allegedly on Charter’s behalf, are sought by plaintiffs.

Separately, on February 12, 2003, a shareholders derivative suit (the “Federal Derivative Action”), was filed against Charter and its then current directors in the United States District Court for the Eastern District of Missouri. The plaintiff alleges that the individual defendants breached their fiduciary duties and grossly mismanaged Charter by failing to establish and maintain adequate internal controls and procedures. Unspecified damages, allegedly on Charter’s behalf, are sought by the plaintiffs.

In addition to the Federal Class Actions, the State Derivative Action, the new Missouri State Court derivative action and the Federal Derivative Action, six putative class action lawsuits have been filed against Charter and certain of its then current directors and officers in the Court of Chancery of the State of Delaware (the “Delaware Class Actions”). The lawsuits were filed after the filing of a Schedule 13D amendment by Mr. Allen indicating that he was exploring a number of possible alternatives with respect to restructuring or expanding his ownership interest in Charter. Charter believes that the plaintiffs speculated that Mr. Allen might have been contemplating an unfair bid for shares of Charter or some other sort of going private transaction on unfair terms and generally alleged that the defendants breached their fiduciary duties by participating in or acquiescing to such a transaction. The lawsuits were brought on behalf of Charter’s securities holders as of July 29, 2002, and seek unspecified damages and possible injunctive relief. The Delaware Class Actions are substantively identical. No such transaction by Mr. Allen has been presented. Orders of dismissal without prejudice have been entered in each of the Delaware Class Actions.

All of the lawsuits discussed above are each in preliminary stages. No reserves have been established for potential losses or related insurance recoveries on these matters because Charter is unable to predict the outcome. Charter has advised the Company that it intends to vigorously defend the lawsuits.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

In August 2002, Charter became aware of a grand jury investigation being conducted by the U.S. Attorney’s Office for the Eastern District of Missouri into certain of its accounting and reporting practices, focusing on how Charter reported customer numbers, and its reporting of amounts received from digital set-top terminal suppliers for advertising. The U.S. Attorney’s Office has publicly stated that Charter is not currently a target of the investigation. Charter has also been advised by the U. S. Attorney’s office that no member of its board of directors, including its Chief Executive Officer, is a target of the investigation. On July 24, 2003, a federal grand jury charged four former officers of Charter with conspiracy and mail and wire fraud, alleging improper accounting and reporting practices focusing on revenue from digital set-top terminal suppliers and inflated customer account numbers. On July 25, 2003 one of the former officers who was indicted entered a guilty plea. Charter has advised the Company that it is fully cooperating with the investigation.

On November 4, 2002, Charter received an informal, non-public inquiry from the staff of the SEC. The SEC has subsequently issued a formal order of investigation dated January 23, 2003, and subsequent document and testimony subpoenas. The investigation and subpoenas generally concern Charter’s prior reports with respect to its determination of the number of customers, and various of its accounting policies and practices including its capitalization of certain expenses and dealings with certain vendors, including programmers and digital set-top terminal suppliers. Charter has advised the Company that it is fully cooperating with the SEC staff.

Charter is generally required to indemnify each of the named individual defendants in connection with the matters described above pursuant to the terms of its bylaws and (where applicable) such individual defendants’ employment agreements. In accordance with these documents, in connection with the pending grand jury investigation, SEC investigation and the above described lawsuits, some of its current and former directors and Charter’s current and former officers have been advanced certain costs and expenses incurred in connection with their defense.

Charter has liability insurance coverage that it believes is available for the matters described above, where applicable, subject to the terms, conditions and limitations of the respective policies. There is no assurance that current coverage will be sufficient for all claims described above or any future claims that may arise.

In October 2001, two customers, Nikki Nicholls and Geraldine M. Barber, filed a class action suit against Charter Holdco in South Carolina Court of Common Pleas, purportedly on behalf of a class of Charter Holdco’s customers, alleging that Charter Holdco improperly charged them a wire maintenance fee without request or permission. They also claimed that Charter Holdco improperly required them to rent analog and/or digital set-top terminals even though their television sets were “cable ready.” Charter Holdco removed this case to the United States District Court for the District of South Carolina in November 2001, and moved to dismiss the suit in December 2001. The federal judge remanded the case to the South Carolina Court of Common Pleas in August 2002 without ruling on the motion to dismiss. The plaintiffs subsequently moved for a default judgment, arguing that upon return to state court, Charter Holdco should have but did not file a new motion to dismiss. The state court judge granted the plaintiff’s motion over Charter Holdco’s objection in September 2002. Charter Holdco immediately appealed that decision to the South Carolina Court of Appeals

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

and the South Carolina Supreme Court, but those courts have ruled that until a final judgment is entered against Charter Holdco, they lack jurisdiction to hear the appeal.

In January 2003, the Court of Common Pleas granted the plaintiffs’ motion for class certification. In October and November 2003, Charter Holdco filed motions (a) asking that court to set aside the default judgment, and (b) seeking dismissal of plaintiffs’ suit for failure to state a claim. In January 2004, the Court of Common Pleas granted in part and denied in part Charter Holdco’s motion to dismiss for failure to state a claim. It also took under advisement Charter Holdco’s motion to set aside the default judgment. In April 2004, the parties participated in a mediation with respect to this and related litigation. The mediator made a proposal to the parties. In May 2004, the parties to this and the related litigation accepted the mediator’s proposal and reached a tentative settlement. The tentative settlement remains subject to final documentation and court approval. As a result of the tentative settlement, the Company has recorded a special charge of $9 million in its condensed consolidated statement of operations for the three months ended March 31, 2004 (see note 11).

Charter is unable to predict the outcome of the lawsuits and the government investigations described above. An unfavorable outcome in any of these lawsuits or the government investigations could have a material adverse effect on Charter’s and the Company’s financial condition, results of operations or its liquidity.

In addition to the matters set forth above, Charter and the Company are also party to other lawsuits and claims that arose in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on the Company’s financial condition, results of operations or its liquidity.

(14)	Regulation in the Cable Television Industry

The operation of a cable system is extensively regulated by the Federal Communications Commission (“FCC”), some state governments and most local governments. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The 1996 Telecom Act altered the regulatory structure governing the nation’s communications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it reduced the scope of cable rate regulation and encouraged additional competition in the video programming industry by allowing local telephone companies to provide video programming in their own telephone service areas.

The 1996 Telecom Act required the FCC to undertake a number of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Systems’ operations.

THE ATLANTIC BROADBAND SYSTEMS

Notes to Combined Financial Statements (Continued)

February 29, 2004 and December 31, 2003 and 2002

(Dollars in thousands, except where indicated)

(15)	Employee Benefit Plan

The Systems’ employees may participate in the Charter Communications, Inc. 401(k) Plan (the “401(k) Plan”), which is also administered by Charter on the Systems’ behalf. Employees that qualify for participation can contribute up to 50% of their salary, on a pretax basis, subject to a maximum contribution limit as determined by the Internal Revenue Service. The Systems match 50% of the first 5% of participant contributions. For the two month period ended February 29, 2004 and the years ended December 31, 2003 and 2002, the Systems contributed $29, $185 and $207, respectively, to the 401(k) Plan.

