Form 10-Q
period 2006-03-31
Atlantic Broadband Finance, LLC
filed 2006-05-15
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2005	March 31, 2006
Assets
Current assets
Cash and cash equivalents	$6,632	$5,152
Accounts receivable—net of allowance for doubtful accounts of $529 and $ 512, respectively	6,417	4,578
Prepaid expenses and other current assets	1,613	2,041

Total current assets	14,662	11,771
Plant, property and equipment, net	175,996	175,571
Franchise rights	509,100	509,100
Goodwill	35,757	35,757
Other intangible assets, net	18,527	14,686
Debt issuance costs, net	11,895	11,421
Fair value of derivative instruments	4,083	3,613

Total assets	$770,020	$761,919

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$11,412	$9,545
Accrued interest	8,047	4,592
Accrued expenses	7,315	6,447
Current portion of senior debt	6,563	8,750
Current portion of capital lease obligation	257	257
Unearned service revenue	3,321	3,853

Total current liabilities	36,915	33,444
Long-term debt	474,854	472,667
Capital lease obligation, net of current portion	474	409
Other long-term liabilities	1,966	1,951

Total liabilities	514,209	508,471

Member’s equity	262,500	262,500
Accumulated deficit	(6,689)	(9,052)

Total member’s equity	255,811	253,448

Total liabilities and member’s equity	$770,020	$761,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cable service revenue	$46,304	$49,959

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	21,489	23,129
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	7,650	8,300
Depreciation and amortization	9,886	11,425

Income from operations	7,279	7,105
Interest expense	8,103	8,998
Unrealized (gain) loss on derivative instruments	(1,819)	470

Net income (loss)	$995	$(2,363)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2005	2006
Cash flows from operating activities
Net income (loss)	$995	$(2,363)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	9,886	11,425
Amortization of debt issuance costs	473	474
Unrealized (gain) loss on derivative instrument	(1,819)	470
Changes in operating assets and liabilities
Accounts receivable	1,105	1,839
Prepaid expenses and other current assets	(327)	(428)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(8,442)	(8,241)
Unearned service revenue	(332)	532

Net cash provided by operating activities	1,539	3,708

Cash flows from investing activities
Purchases of property, plant and equipment	(6,412)	(5,123)

Net cash used in investing activities	(6,412)	(5,123)

Cash flows from financing activities
Payments of capital lease obligations	(19)	(65)
Payment of debt issuance costs	(32)	—

Net cash used in financing activities	(51)	(65)

Net change in cash and equivalents	(4,924)	(1,480)
Cash and cash equivalents, beginning of period	12,612	6,632

Cash and cash equivalents, end of period	$7,688	$5,152

Supplemental disclosure of cash flow information
Interest paid	$11,075	$11,979
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	492	—
Capital expenditures included in accounts payable and accrued expenses	1,390	2,036

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

The Company was capitalized during 2003 through equity contributions totaling $1,709 to fund general and administrative expenses in advance of the Systems acquisition. These activities were mainly associated with obtaining the required consents from the related cable television franchise authorities and raising debt and equity to fund the Systems acquisition. In 2004, the Company obtained additional equity funding totaling $260,791.

On March 31, 2006, the Company had approximately 251,000 cable and 75,000 residential high-speed Internet subscribers on the Systems. The Company has 4 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2006 and for the three months ended March 31, 2005 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

The Company manages the Systems’ operations on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No.131. In light of the Systems’ similar services, means for delivery, similarity in type of customers, the use of a unified network and similar economic characteristics across its geographic divisional operating structure, management has determined that the Systems have one reportable segment, broadband services.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities, and therefore should be capitalized. The Company capitalizes overhead based upon an allocation of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. The Company has established overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch that directly assist with capitalizable installation activities, and (iv) indirect costs attributable to capitalizable activities.

Goodwill and Intangible Assets

Intangible assets consist primarily of acquired franchise operating rights and subscriber relationships. Franchise operating rights represent the value attributable to agreements with local franchising authorities, which allows access to homes in the public right of way acquired through a business combination. Subscriber relationships represent the value to the Company of the benefit of acquiring the existing cable television subscriber base. The Company considers franchise operating rights to have an indefinite useful life. The Company reached its conclusion regarding the indefinite useful life of its franchise operating rights principally because (i) there are no known or expected legal, regulatory, contractual, competitive, economic, or other factors limiting the period over which these rights will continue to contribute to the Company’s cash flows, (ii) as an incumbent franchisee, the Company’s renewal applications are granted by the local franchising authority on their own merits and not as part of a comparative process with competing applications and (iii) under the 1984 Cable Act, a local franchising authority may not unreasonably withhold the renewal of a cable system franchise. The Company will reevaluate the expected life of its cable franchise rights each reporting period to determine whether events and circumstances continue to support an indefinite useful life. The subscriber relationships are being amortized over the estimated useful life of the subscriber base. The useful life for the subscriber relationships is estimated to be approximately three years and at the end of each reporting period, or earlier if circumstances warrant, the Company reassesses the estimated useful life of the relationships.

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

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company completed its annual impairment on March 1, 2006 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts which would impact these annual impairment results were noted as of March 31, 2006.

Amortization expense on intangible assets with a definite life for the next five years as of March 31, 2006 is as follows:

Amortization Expense
2006	$11,521
2007	2,835
2008	330

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

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2005	March 31, 2006
Distribution facilities	$128,813	$133,376
Subscriber equipment	41,124	42,995
Headend equipment	22,124	23,009
Buildings and leasehold improvements	7,200	7,207
Office equipment and other	8,196	8,955
Vehicles and equipment	5,313	5,491
Land	1,523	1,523
Construction in progress	1,851	1,107
Material inventory	3,052	2,692

Total plant, property and equipment	219,196	226,355
Less: accumulated depreciation	43,200	50,784

Plant, property and equipment, net	$175,996	$175,571

Depreciation expense for the three months ended March 31, 2005 and 2006 was $6,128 and $7,584, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31, 2005	March 31, 2006
Subscriber relationships	$43,888	$43,888
Other intangible assets	2,200	2,200

Total intangible assets	46,088	46,088
Less: Accumulated amortization	27,561	31,402

Intangible assets, net	$18,527	$14,686

Amortization expense for the three months ended March 31, 2005 and 2006 was $3,758 and $3,841 , respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2005	March 31, 2006
Franchise, copyright and revenue sharing fees	$2,100	$1,535
Payroll and related taxes	2,687	1,491
Accrued purchase price	500	—
Other accrued expenses	2,028	3,421

Total accrued liabilities	$7,315	$6,447

8. Debt

On February 10, 2004, the Company entered into $305,000 of term loans (the “Term Loans”) and a $90,000 revolving credit facility (the “Revolver”) with a group of banks and institutional investors led by Merrill Lynch & Company, General Electric Capital Corporation, Societe Generale and Calyon Corporate and Investment Bank. These two facilities are governed by a single credit agreement dated as of February 10, 2004 (collectively, the “Senior Credit Facility”), which was amended and restated as of February 9, 2005 under substantially the same terms.

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

At December 31, 2005 and March 31, 2006 there was $305,000 outstanding under the Term Loans and $26,417 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the derivative component, the weighted average interest rate for 2005 and 2006 on the Term Note and Revolver was 6.20% and 7.35%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of March 31, 2006, there was approximately $63,583 of unused commitments under the Revolver, respectively, all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of March 31, 2006, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments start on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2006 through 2012 are as follows:

2006	$6,563
2007	8,750
2008	8,750
2009	8,750
2010	100,135
2011	198,469
2012	—

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

Interest Rate Swap Agreements

The Company entered into three swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,819 in other income for the three months ended March 31, 2005 and $470 in other expense for the three months ended March 31, 2006.

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

Historical Performance

Operating Data

	March 31, 2005	December 31, 2005	March 31, 2006
Equivalent Basic Units (“EBU’s”)	217,082	213,396	213,520
Digital subscribers	76,756	73,985	74,830
High Speed Data (“HSD”) subscribers	55,782	69,018	75,114
Telephone subscribers	—	—	1,381
Homes passed	430,593	438,404	439,593
Internet-ready homes passed	388,169	424,253	425,366
Basic subscribers	252,658	249,754	251,467

Basic penetration of homes passed	58.7%	57.0%	57.2%
Digital penetration of basic subscribers	30.4%	29.6%	29.8%
HSD penetration of internet-ready homes passed	14.4%	16.3%	17.7%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended March 31.
	2005		2006
	Amount	%	Amount	%
	(dollars in thousands)
Revenue:
Video	$31,636	68.3%	$32,549	65.2%
High Speed Data	5,144	11.1	7,207	14.4
Telephone	—	0.0	98	0.2
Advertising Sales	1,402	3.0	1,330	2.7
Commercial	3,794	8.2	4,165	8.3
Other	4,328	9.4	4,610	9.2

Total revenue	$46,304	100.0%	$49,959	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	21,489	46.4%	23,129	46.3%
Selling, general and administrative	7,650	16.5%	8,300	16.6%
Depreciation and amortization	9,886	21.4%	11,425	22.9%

Income from operations	7,279		7,105

Other Income (expenses):
Gain (loss) from derivative instruments	1,819		(470)
Interest expense, net	(8,103)		(8,998)

Income (loss) before income taxes	$995		$(2,363)

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Revenue for the three months ended March 31, 2006 was $50.0 million as compared to $46.3 million for the three months ended March 31, 2005, an increase of $3.7 million or 7.9%. This increase was mainly the result of a $2.1 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth, coupled with a $0.9 million increase in video revenues of the Company driven mainly by digital revenue growth. We expect revenues to continue to increase as a result of the continuing demand for our HSD service and further increases in homes passed with telephone capabilities.

Operating expenses for the three months ended March 31, 2006 were $23.1 million as compared to $21.5 million for the same period in 2005. The $1.6 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with a net increase of $0.7 million as the company incurred additional expenditures in connection with increased product demand in the Delmar system after the completion of the rebuild of that system, as well as the incurrence of costs associated with our launch of cable telephony service. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended March 31, 2006 were $8.3 million as compared to $7.7 million for the three months ended March 31, 2005, an increase of $0.6 million. This increase resulted mainly from a $0.4 million increase in marketing costs to continue driving revenue and subscriber levels. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $11.4 million for the three months ended March 31, 2006, compared with $9.9 million for the same period in 2005, an increase of $1.5 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Delmar.

Income from operations for the three months ended March 31, 2006 was $7.1 million as compared to $7.3 million for the same period in 2005 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $0.5 million in other expense for the three months ended March 31, 2006 as compared to $1.8 million in other income for the three months ended March 31, 2005 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2006 was $9.0 million as compared to $8.1 million for the three months ended March 31, 2005. This $0.9 million increase was primarily attributable to higher interest rates in 2006.

As a result of the factors described above, the net loss was $2.4 million for the three months ended March 31, 2006 as compared to a net income of $1.0 million for the three months ended March 31, 2005.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of March 31, 2006, the Company has total debt outstanding of $482.1 million (including capital lease obligations).

We have a $395.0 million senior credit facility, consisting of a $90 million revolving credit facility, a $30 million term loan A tranche and a $275 million term loan B tranche. At March 31, 2006, $26.4 million of the revolving credit facility (the “Revolver”) was outstanding, with $63.6 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loans A and B mature on March 1, 2011 and October 1, 2011, respectively. These term loans are payable in quarterly installments commencing on June 30, 2006.

We expect to incur capital expenditures in 2006 at a level relatively consistent with those in 2005 as we launch a digital voice offering in the Systems as well as other capital items. We then expect subsequent year capital expenditure levels to reduce, reflecting more maintenance and discretionary capital spending.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of March 31, 2006 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$331,417	$6,563	$8,750	$8,750	$8,750	$100,135	$198,469
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	226,447	27,772	38,209	37,966	37,299	34,894	50,307
Capitalized leases (including interest)	666	192	258	211	5	—	—
Operating leases	2,377	443	482	438	306	274	434

Total cash contractual obligations	$710,907	$34,970	$47,699	$47,365	$46,360	$135,303	$399,210

Cash Flows

Cash provided by operations increased to $3.7 million for the three months ended March 31, 2006 as compared to $1.5 million for the same period in 2005. This is mainly the result of increases in revenue outpacing increases in combined operating and selling, general and administrative expenses.

Cash used in investing activities decreased to $5.1 million for the three months ended March 31, 2006 from $6.4 million for the same period in 2005. This increase is mainly the result of the timing of capital expenditure payments, with $2.0 million in accounts payable and accrued expenses at quarter end in 2006 as compared to only $1.4 million in 2005.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$20,975	$21,482	$21,989	$22,496	$23,003
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$35,038	$35,545	$36,052	$36,559	$37,066

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

At March 31, 2006, we had in effect three interest rate swaps with three separate commercial banks, with a total notional amount of $230.0 million. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive to settle the agreements, was approximately $3.6 million and $4.1 million at March 31, 2006 and December 31, 2005, respectively.

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

ITEM 1A. Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

31.1	Certification of David J. Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Patrick Bratton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2006.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer