Form 10-Q
period 2006-06-30
Atlantic Broadband Finance, LLC
filed 2006-08-04
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2005	June 30, 2006
Assets
Current assets
Cash and cash equivalents	$6,632	$8,390
Accounts receivable—net of allowance for doubtful accounts of $529 and $437, respectively	6,417	5,119
Prepaid expenses and other current assets	1,613	1,826

Total current assets	14,662	15,335
Plant, property and equipment, net	175,996	177,358
Franchise rights	509,100	509,100
Goodwill	35,757	35,757
Other intangible assets, net	18,527	11,569
Debt issuance costs, net	11,895	10,947
Fair value of derivative instruments	4,083	3,319

Total assets	$770,020	$763,385

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$11,412	$10,026
Accrued interest	8,047	8,086
Accrued expenses	7,315	8,142
Current portion of senior debt	6,563	8,750
Current portion of capital lease obligation	257	439
Unearned service revenue	3,321	3,558

Total current liabilities	36,915	39,001
Long-term debt	474,854	470,479
Capital lease obligation, net of current portion	474	782
Other long-term liabilities	1,966	1,953

Total liabilities	514,209	512,215

Member’s equity	262,500	262,500
Accumulated deficit	(6,689)	(11,330)

Total member’s equity	255,811	251,170

Total liabilities and member’s equity	$770,020	$763,385

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Cable service revenue	$47,070	$51,653	$93,374	$101,612

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	22,199	23,658	43,688	46,787
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	7,063	7,686	14,713	15,986
Depreciation and amortization	10,717	12,632	20,603	24,057

Income from operations	7,091	7,677	14,370	14,782
Interest expense	8,458	9,661	16,561	18,659
Unrealized (gain) loss on derivative instruments	1,806	294	(13)	764

Net loss	$(3,173)	$(2,278)	$(2,178)	$(4,641)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2006
Cash flows from operating activities
Net loss	$(2,178)	$(4,641)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	20,603	24,057
Amortization of debt issuance costs	948	948
Unrealized (gain) loss on derivative instrument	(13)	764
Changes in operating assets and liabilities
Accounts receivable	353	1,298
Prepaid expenses and other current assets	(405)	(190)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(4,332)	(3,753)
Unearned service revenue	(135)	237

Net cash provided by operating activities	14,841	18,720

Cash flows from investing activities
Purchases of property, plant and equipment	(16,579)	(13,422)
Acquisition of cable systems and related assets	(2,458)	(1,216)

Net cash used in investing activities	(19,037)	(14,638)

Cash flows from financing activities
Payments of capital lease obligations	(74)	(136)
Repayments of debt principal	—	(2,188)

Net cash used in financing activities	(74)	(2,324)

Net change in cash and equivalents	(4,270)	1,758
Cash and cash equivalents, beginning of period	12,612	6,632

Cash and cash equivalents, end of period	$8,342	$8,390

Supplemental disclosure of cash flow information
Interest paid	$15,529	$17,672
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	713	626
Capital expenditures included in accounts payable and accrued expenses	639	2,964

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

On June 30, 2006, the Company had approximately 264,000 cable, 78,000 residential high-speed Internet subscribers and 4,000 residential telephone subscribers on the Systems. The Company has 4 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2006 and for the three and six months ended June 30, 2005 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Capitalization of Labor and Overhead Costs

The cable industry is capital intensive, and a large portion of resources are spent on capital activities associated with extending, building and upgrading the cable network. Costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor costs associated with capital projects and certain indirect costs. The Company capitalizes direct labor costs associated with personnel based upon the specific time devoted to construction and customer installation activities. Indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to dwelling, are capitalized.

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

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company completed its annual impairment on March 1, 2006 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts which would impact these annual impairment results were noted as of June 30, 2006.

Amortization expense on intangible assets with a definite life for the next five years as of June 30, 2006 is as follows:

Amortization Expense
2006	$7,802
2007	3,076
2008	571
2009	120

4. Acquisitions

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

During 2006, the Company made four acquisitions of three small cable systems and one dial-up internet provider for a total purchase price, including liabilities assumed, of $1,472.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2005	June 30, 2006
Distribution facilities	$128,813	$137,936
Subscriber equipment	41,124	44,306
Headend equipment	22,124	23,991
Buildings and leasehold improvements	7,200	7,304
Office equipment and other	8,196	9,092
Vehicles and equipment	5,313	6,130
Land	1,523	1,523
Construction in progress	1,851	2,740
Material inventory	3,052	2,789

Total plant, property and equipment	219,196	235,811
Less: accumulated depreciation	43,200	58,453

Plant, property and equipment, net	$175,996	$177,358

Depreciation expense for the three and six months ended June 30, 2005 was $6,959 and $13,086, respectively and for the three and six months ended June 30, 2006 $8,792 and $16,376, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31, 2005	June 30, 2006
Subscriber relationships	$43,888	$44,611
Other intangible assets	2,200	2,200

Total intangible assets	46,088	46,811
Less: Accumulated amortization	27,561	35,242

Intangible assets, net	$18,527	$11,569

Amortization expense for the three and six months ended June 30, 2005 was $3,758 and $7,517, respectively and for the three and six months ended June 30, 2006 was $3,840 and $7,681, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2005	June 30, 2006
Franchise, copyright and revenue sharing fees	$2,100	$1,831
Payroll and related taxes	2,687	2,354
Accrued purchase price	500	—
Other accrued expenses	2,028	3,957

Total accrued liabilities	$7,315	$8,142

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

At June 30, 2006 there was $302,812 outstanding under the Term Loans and $26,417 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest on the interest rate swap discussed below, the weighted average interest rate for 2005 and 2006 on the Term Note and Revolver was 6.20% and 7.64%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of June 30, 2006, there was approximately $63,178 of unused commitments under the Revolver, respectively, all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of June 30, 2006, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments start on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2006 through 2012 are as follows:

2006	$4,375
2007	8,750
2008	8,750
2009	8,750
2010	100,135
2011	198,469
2012	—

$329,229

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

Interest Rate Swap Agreements

The Company entered into three swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,806 in other expenses for the three months ended June 30, 2005, $13 in other income for the six months ended June 30, 2005 and $294 and $764 in other expense for the three and six months ended June 30, 2006, respectively.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems.

10. Subsequent Events

On July 13, 2006 the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems representing approximately 21,000 basic subscribers in South Carolina, for approximately $62.0 million. The transaction, which is expected to close in the fourth quarter of 2006, will be financed through a combination of debt and the issuance of a note payable to the seller of the assets.

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

Historical Performance

Operating Data

	June 30, 2005	December 31, 2005	June 30, 2006
Equivalent Basic Units (“EBU’s”)	214,159	213,396	212,888
Digital subscribers	74,558	73,985	74,003
High Speed Data (“HSD”) subscribers	59,107	69,018	78,086
Telephone subscribers	—	—	3,731
Homes passed	430,784	438,404	440,684
Internet-ready homes passed	399,754	424,253	425,971
Basic subscribers	261,267	263,464	263,735

Basic penetration of homes passed	60.6%	60.1%	59.8%
Digital penetration of basic subscribers	28.5%	28.1%	28.1%
HSD penetration of internet-ready homes passed	14.8%	16.3%	18.3%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended June 30.				Six Months Ended June 30.
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$31,933	67.9%	$33,186	64.2%	$63,569	68.1%	$65,735	64.7%
High Speed Data	5,526	11.7	7,400	14.3	10,670	11.4	14,607	14.4
Telephone	—	—	327	0.6	—	—	425	0.4
Advertising Sales	1,461	3.1	1,589	3.1	2,863	3.1	2,919	2.9
Commercial	3,847	8.2	4,582	8.9	7,641	8.2	8,747	8.6
Other	4,303	9.1	4,569	8.8	8,631	9.2	9,179	9.0

Total revenue	$47,070	100.0%	$51,653	100.0%	$93,374	100.0%	$101,612	100.0%
Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	22,199	47.2%	23,658	45.8%	43,688	46.8%	46,787	46.0%
Selling, general and administrative	7,063	15.0%	7,686	14.9%	14,713	15.8%	15,986	15.7%
Depreciation and amortization	10,717	22.8%	12,632	24.5%	20,603	22.1%	24,057	23.7%

Income from operations	7,091		7,677		14,370		14,782

Other Income (expenses):

Gain (loss) from derivative instruments	(1,806)		(294)		13		(764)
Interest expense	(8,458)		(9,661)		(16,561)		(18,659)

Net loss	$(3,173)		$(2,278)		$(2,178)		$(4,641)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Revenue for the three months ended June 30, 2006 was $51.7 million as compared to $47.1 million for the three months ended June 30, 2005, an increase of $4.6 million or 9.8%. This increase was mainly the result of a $1.9 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth, coupled with a $1.2 million increase in video revenues of the Company driven mainly by increased penetration of Digital Video Recorders and High Definition package offerings. We expect revenues to continue to increase as a result of the continuing demand for our HSD service and further increases in homes passed with telephone capabilities.

Operating expenses for the three months ended June 30, 2006 were $23.7 million as compared to $22.2 million for the same period in 2005. The $1.5 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of costs associated with our launch of cable telephony service. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended June 30, 2006 were $7.7 million as compared to $7.1 million for the three months ended June 30, 2005, an increase of $0.6 million. This increase resulted mainly from an increase in administrative staff to support the launch of cable telephony services in 2006, coupled with general increases in salaries and benefit costs. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $12.6 million for the three months ended June 30, 2006, compared with $10.7 million for the same period in 2005, an increase of $1.9 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Delmar and additional deployment of customer premise equipment.

Income from operations for the three months ended June 30, 2006 was $7.7 million as compared to $7.1 million for the same period in 2005 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $0.3 million in other expense for the three months ended June 30, 2006 as compared to $1.8 million for the three months ended June 30, 2005 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2006 was $9.7 million as compared to $8.5 million for the three months ended June 30, 2005. This $1.2 million increase was primarily attributable to higher interest rates in 2006.

As a result of the factors described above, the net loss was $2.3 million for the three months ended June 30, 2006 as compared to $3.2 million for the three months ended June 30, 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Revenue for the six months ended June 30, 2006 was $101.6 million as compared to $93.4 million for the six months ended June 30, 2005, an increase of $8.2 million or 8.8%. This increase was mainly the result of a $3.9 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth, coupled with a $2.2 million increase in video revenues of the Company driven mainly by increased penetration of Digital Video Recorders and High Definition package offerings.

Operating expenses for the six months ended June 30, 2006 were $46.8 million as compared to $43.7 million for the same period in 2005. The $3.1 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of costs associated with our launch of cable telephony service. Overall operating expenses have trended downwards as a percentage of total revenues, decreasing from 46.8% of total revenues for the six months ended June 30, 2005 to 46.0% for the six months ended June 30, 2006.

Selling, general and administrative expenses for the six months ended June 30, 2006 were $16.0 million as compared to $14.7 million for the six months ended June 30, 2005, an increase of $1.3 million. This increase resulted mainly from a $0.3 million increase in marketing costs to continue to drive revenue and subscriber levels, an increase in administrative staff to support the launch of cable telephony services in 2006 and general salary and benefit increases.

Depreciation of property and equipment and amortization expense was $24.1 million for the six months ended June 30, 2006, compared with $20.6 million for the same period in 2005, an increase of $3.5 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Delmar, the capital investment associated with the launch of cable telephony services and additional deployment of customer premise equipment.

Income from operations for the six months ended June 30, 2006 was $14.8 million as compared to $14.4 million for the same period in 2005 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $0.8 million in other expense for the six months ended June 30, 2006 as compared to $13 thousand in other income for the six months ended June 30, 2005 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2006 was $18.7 million as compared to $16.6 million for the six months ended June 30, 2005. This $2.1 million increase was primarily attributable to higher interest rates in 2006.

As a result of the factors described above, the net loss was $4.6 million for the six months ended June 30, 2006 as compared to $2.2 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of June 30, 2006, the Company has total debt outstanding of $480,450 million (including capital lease obligations).

We have a $395.0 million senior credit facility, consisting of a $90 million revolving credit facility, a $30 million term loan A tranche and a $275 million term loan B tranche. At June 30, 2006, $26.4 million of the revolving credit facility (the “Revolver”) was outstanding, with $63.2 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of June 30, 2006 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$329,229	$4,375	$8,750	$8,750	$8,750	$100,135	$198,469
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	221,166	18,045	38,997	39,123	38,424	35,905	50,672
Capitalized leases (including interest)	1,343	265	477	407	186	8	—
Operating leases	2,229	295	482	438	306	274	434

Total cash contractual obligations	$703,967	$22,980	$48,706	$48,718	$47,666	$136,322	$399,575

Cash Flows

Cash provided by operations increased to $18.7 million for the six months ended June 30, 2006 as compared to $14.8 million for the same period in 2005. This is mainly the result of increases in revenue outpacing increases in combined operating and selling, general and administrative expenses.

Cash used in investing activities decreased to $14.6 million for the six months ended June 30, 2006 from $19.0 million for the same period in 2005. This decrease is mainly the result of the timing of capital expenditure payments, with $3.0 million in accounts payable and accrued expenses at quarter end in 2006 as compared to only $0.6 million in 2005 coupled with the completion of the Delmar system upgrade in 2005.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$21,078	$21,574	$22,070	$22,567	$23,063
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$35,141	$35,637	$36,133	$36,630	$37,126

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

At June 30, 2006, we had in effect three interest rate swaps with three separate commercial banks, with a total notional amount of $230.0 million. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive to settle the agreements, was approximately $3.3 million and $4.1 million at June 30, 2006 and December 31, 2005, respectively.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

	2.2	Asset Purchase Agreement dated as of July 13, 2006 by and among Atlantic Broadband (SC), LLC and G Force LLC

	31.1	Certification of David J. Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Patrick Bratton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2006.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer