Form 10-Q
period 2006-09-30
Atlantic Broadband Finance, LLC
filed 2006-11-09
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2006

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2005	September 30, 2006
Assets
Current assets
Cash and cash equivalents	$6,632	$5,720
Accounts receivable - net of allowance for doubtful accounts of $529 and $372, respectively	6,417	5,360
Prepaid expenses and other current assets	1,613	2,501

Total current assets	14,662	13,581
Plant, property and equipment, net	175,996	177,802
Franchise rights	509,100	509,100
Goodwill	35,757	35,757
Other intangible assets, net	18,527	7,728
Debt issuance costs, net	11,895	10,473
Fair value of derivative instruments	4,083	1,184

Total assets	$770,020	$755,625

Liabilities and Member’s Equity
Current liabilities
Accounts payable	$11,412	$10,936
Accrued interest	8,047	4,583
Accrued expenses	7,315	8,941
Current portion of senior debt	6,563	8,750
Current portion of capital lease obligation	257	438
Unearned service revenue	3,321	3,523

Total current liabilities	36,915	37,171
Long-term debt	474,854	468,292
Capital lease obligation, net of current portion	474	664
Other long-term liabilities	1,966	1,933

Total liabilities	514,209	508,060

Member’s equity	262,500	262,430
Accumulated deficit	(6,689)	(14,865)

Total member’s equity	255,811	247,565

Total liabilities and member’s equity	$770,020	$755,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Cable service revenue	$47,788	$53,406	$141,162	$155,018

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	22,413	24,959	66,101	71,746
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	7,880	7,571	22,593	23,557
Depreciation and amortization	10,385	12,492	30,988	36,549

Income from operations	7,110	8,384	21,480	23,166
Interest expense	8,617	9,784	25,178	28,443
Unrealized (gain) loss on derivative instruments	(883)	2,135	(896)	2,899

Net loss	$(624)	$(3,535)	$(2,802)	$(8,176)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities
Net loss	$(2,802)	$(8,176)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	30,988	36,549
Amortization of debt issuance costs	1,421	1,422
Unrealized (gain) loss on derivative instrument	(896)	2,899
Changes in operating assets and liabilities
Accounts receivable	(460)	1,057
Prepaid expenses and other current assets	(620)	(865)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(7,446)	(6,302)
Unearned service revenue	279	202

Net cash provided by operating activities	20,464	26,786

Cash flows from investing activities
Purchases of property, plant and equipment	(24,243)	(21,782)
Acquisition of cable systems and related assets	(2,458)	(1,216)

Net cash used in investing activities	(26,701)	(22,998)

Cash flows from financing activities
Dividend to member’s	—	(70)
Payments of capital lease obligations	(144)	(255)
Repayments of debt principal	—	(4,375)

Net cash used in financing activities	(144)	(4,700)

Net change in cash and equivalents	(6,381)	(912)
Cash and cash equivalents, beginning of period	12,612	6,632

Cash and cash equivalents, end of period	$6,231	$5,720

Supplemental disclosure of cash flow information Interest paid	$27,139	$30,485
Supplemental disclosure of noncash investing activities Equipment acquired under capital leases	713	626
Capital expenditures included in accounts payable and accrued expenses	2,539	3,699

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

On September 3, 2003, the Company entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. (“Charter”) to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (the “Systems”) for approximately $738.1 million. The Company obtained equity and debt financing to fund the acquisition, which was consummated on March 1, 2004.

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

On September 30, 2006, the Company had approximately 265,000 cable, 82,000 residential high-speed Internet subscribers and 8,000 residential telephone subscribers on the Systems. The Company has 4 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s systems, or a forecast of such reductions, a significant adverse change of the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company completed its annual impairment on March 1, 2006 and did not identify any triggering event which would indicate a possible impairment. No significant revisions to the underlying operating results or forecasts which would impact these annual impairment results were noted as of September 30, 2006.

Amortization expense on intangible assets with a definite life for the next five years as of September 30, 2006 is as follows:

Amortization Expense
2006	$3,961
2007	3,076
2008	571
2009	120

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company obtained third-party valuations of certain acquired intangible assets that were used to assist management in the allocation of purchase price.

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

During 2006, the Company made four acquisitions of three small cable systems and one dial-up internet provider for a total purchase price, excluding liabilities assumed, of $1,472.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2005	September 30, 2006
Distribution facilities	$128,813	$145,152
Subscriber equipment	41,124	46,849
Headend equipment	22,124	24,375
Buildings and leasehold improvements	7,200	7,413
Office equipment and other	8,196	9,390
Vehicles and equipment	5,313	6,237
Land	1,523	1,516
Construction in progress	1,851	1,080
Material inventory	3,052	2,894

Total plant, property and equipment	219,196	244,906
Less: accumulated depreciation	43,200	67,104

Plant, property and equipment, net	$175,996	$177,802

Depreciation expense for the three and nine months ended September 30, 2005 was $6,628 and $19,714, respectively, and for the three and nine months ended September 30, 2006 was $8,651 and $25,027, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31, 2005	September 30, 2006
Subscriber relationships	$43,888	$44,611
Other intangible assets	2,200	2,200

Total intangible assets	46,088	46,811
Less: Accumulated amortization	27,561	39,083

Intangible assets, net	$18,527	$7,728

Amortization expense for the three and nine months ended September 30, 2005 was $3,757 and $11,274, respectively, and for the three and nine months ended September 30, 2006 was $3,841 and $11,522, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2005	September 30, 2006
Franchise, copyright and revenue sharing fees	$2,100	$2,113
Payroll and related taxes	2,687	2,471
Accrued purchase price	500	—
Other accrued expenses	2,028	4,357

Total accrued liabilities	$7,315	$8,941

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

At September 30, 2006 there was $300,625 outstanding under the Term Loans and $26,417 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest on the interest rate swap discussed below, the weighted average interest rate for 2005 and 2006 on the Term Note and Revolver was 6.20% and 7.82%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of September 30, 2006, there was approximately $60,428 of unused commitments under the Revolver, respectively, all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

On August 23, 2006, the Company amended its Senior Credit Facility to increase the Term Loan commitment by $50.0 million in anticipation of a pending acquisition. The Company is obligated to pay a fee of 1.0% on this commitment until such time as the funds are borrowed or the commitment expires on December 29, 2006. The acquisition closed and the additional Term Loan borrowings occurred on November 1, 2006. The additional borrowings were made under the same conditions as the original Term Loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of September 30, 2006, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments started on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2006 through 2012 are as follows:

2006	$2,188
2007	8,750
2008	8,750
2009	8,750
2010	100,135
2011	198,469
2012	—

$327,042

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

Interest Rate Swap Agreements

The Company entered into three swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. The marking-to-market of the interest rate swap agreements resulted in the recognition of $883 and $896 in other income for the three and nine months ended September 30, 2005, respectively, and $1,284 and $2,048 in other expense for the three and nine months ended September 30, 2006, respectively.

In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. The marking to market of these interest rate swap agreements resulted in the recognition of $851 in other expense for the three and nine months ended September 30, 2006.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems. In 2006, the Company provided a dividend of $70 to the Parent.

10. Subsequent Events

On July 13, 2006 the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems representing approximately 21,000 basic subscribers in South Carolina, for approximately $62.0 million plus acquisition expenses. The transaction, which closed on November 1, 2006, was financed through a combination of $50.0 million in additional Term Loans, $5.5 million in Revolver borrowings and the issuance of a note payable to the seller of the assets in the amount of $7.0 million.

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

Historical Performance

Operating Data

	September 30, 2005	December 31, 2005	September 30, 2006
Equivalent Basic Units (“EBU’s”)	212,325	213,396	212,172
Digital subscribers	73,393	73,985	74,173
High Speed Data (“HSD”) subscribers	64,069	69,018	82,248
Telephone subscribers	—	—	7,751
Homes passed	431,357	438,404	440,935
Internet-ready homes passed	418,538	424,253	425,682
Basic subscribers	261,758	263,464	265,164

Basic penetration of homes passed	60.7%	60.1%	60.1%
Digital penetration of basic subscribers	28.0%	28.1%	28.0%
HSD penetration of internet-ready homes passed	15.3%	16.3%	19.3%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended September 30				Nine Months Ended September 30
	2005		2006		2005		2006
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$31,846	66.6%	$34,020	63.7%	$95,415	67.6%	$99,755	64.4%
High Speed Data	5,909	12.3	8,391	15.7	16,579	11.7	22,998	14.8
Telephone	—	—	700	1.3	—	—	1,125	0.7
Advertising Sales	1,508	3.2	1,586	3.0	4,371	3.1	4,505	2.9
Commercial	3,956	8.3	4,111	7.7	11,597	8.2	12,858	8.3
Other	4,569	9.6	4,598	8.6	13,200	9.4	13,777	8.9

Total revenue	$47,788	100.0%	$53,406	100.0%	$141,162	100.0%	$155,018	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	22,413	46.9%	24,959	46.7%	66,101	46.8%	71,746	46.3%
Selling, general and administrative	7,880	16.5%	7,571	14.2%	22,593	16.0%	23,557	15.2%
Depreciation and amortization	10,385	21.7%	12,492	23.4%	30,988	22.0%	36,549	23.6%

Income from operations	7,110		8,384		21,480		23,166
Other Income (expenses):
Gain (loss) from derivative instruments	883		(2,135)		896		(2,899)
Interest expense	(8,617)		(9,784)		(25,178)		(28,443)

Net loss	$(624)		$(3,535)		$(2,802)		$(8,176)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Revenue for the three months ended September 30, 2006 was $53.4 million as compared to $47.8 million for the three months ended September 30, 2005, an increase of $5.6 million or 11.7%. This increase was mainly the result of a $2.5 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth, coupled with a $2.2 million increase in video revenues of the Company driven mainly by increased penetration of Digital Video Recorders and High Definition package offerings. We expect revenues to continue to increase as a result of the continuing demand for our HSD service and further increases in homes passed with telephone capabilities.

Operating expenses for the three months ended September 30, 2006 were $25.0 million as compared to $22.4 million for the same period in 2005. The $2.6 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of costs associated with our launch of cable telephony service. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended September 30, 2006 were $7.6 million as compared to $7.9 million for the three months ended September 30, 2005, a decrease of $0.3 million. This decrease resulted mainly from a reduction in marketing spending due to the timing of promotional campaigns and the use of more cost effective marketing methods. We expect to see increases in selling, general and administrative expenses in future periods as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $12.5 million for the three months ended September 30, 2006, compared with $10.4 million for the same period in 2005, an increase of $2.1 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Delmar and additional deployment of customer premise equipment.

Income from operations for the three months ended September 30, 2006 was $8.4 million as compared to $7.1 million for the same period in 2005 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $2.1 million in other expense for the three months ended September 30, 2006 as compared to other income of $0.9 million for the three months ended September 30, 2005 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2006 was $9.8 million as compared to $8.6 million for the three months ended September 30, 2005. This $1.2 million increase was primarily attributable to higher interest rates in 2006.

As a result of the factors described above, the net loss was $3.5 million for the three months ended September 30, 2006 as compared to $0.6 million for the three months ended September 30, 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Revenue for the nine months ended September 30, 2006 was $155.0 million as compared to $141.2 million for the nine months ended September 30, 2005, an increase of $13.8 million or 9.8%. This increase was mainly the result of a $6.4 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth, coupled with a $4.3 million increase in video revenues of the Company driven mainly by increased penetration of Digital Video Recorders and High Definition package offerings.

Operating expenses for the nine months ended September 30, 2006 were $71.7 million as compared to $66.1 million for the same period in 2005. The $5.6 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of costs associated with our launch of cable telephony service. Overall operating expenses have trended downwards as a percentage of total revenues, decreasing from 46.8% of total revenues for the nine months ended September 30, 2005 to 46.3% for the nine months ended September 30, 2006.

Selling, general and administrative expenses for the nine months ended September 30, 2006 were $23.6 million as compared to $22.6 million for the nine months ended September 30, 2005, an increase of $1.0 million. This increase was mainly the result of increases in administrative staff to support the launch of cable telephony services in 2006 and general salary and benefit increases.

Depreciation of property and equipment and amortization expense was $36.5 million for the nine months ended September 30, 2006, compared with $31.0 million for the same period in 2005, an increase of $5.5 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Delmar, the capital investment associated with the launch of cable telephony services and our Video On Demand products in the Miami Beach system and additional deployment of customer premise equipment.

Income from operations for the nine months ended September 30, 2006 was $23.2 million as compared to $21.5 million for the same period in 2005 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $2.9 million in other expense for the nine months ended September 30, 2006 as compared to $0.9 million in other income for the nine months ended September 30, 2005 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2006 was $28.4 million as compared to $25.2 million for the nine months ended September 30, 2005. This $3.2 million increase was primarily attributable to higher interest rates in 2006.

As a result of the factors described above, the net loss was $8.2 million for the nine months ended September 30, 2006 as compared to $2.8 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of September 30, 2006, the Company has total debt outstanding of $478,144 million (including capital lease obligations).

We have a $395.0 million senior credit facility, consisting of a $90.0 million revolving credit facility, a $30.0 million term loan A tranche and a $275.0 million term loan B tranche. At September 30, 2006, $26.4 million of the revolving credit facility (the “Revolver”) was outstanding, with $60.4 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of September 30, 2006 giving effect to the interest rate swap agreements without a forward start date (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2006	2007	2008	2009	2010	Thereafter
Senior secured credit facilities	$327,042	$2,188	$8,750	$8,750	$8,750	$100,135	$198,469
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	210,695	5,605	39,482	39,592	38,880	36,315	50,821
Capitalized leases (including interest)	1,226	123	484	415	193	11	—
Operating leases	2,082	148	482	438	306	274	434

Total cash contractual obligations	$691,045	$8,064	$49,198	$49,195	$48,129	$136,735	$399,724

Cash Flows

Cash provided by operations increased to $26.8 million for the nine months ended September 30, 2006 as compared to $20.5 million for the same period in 2005. This is mainly the result of increases in revenue outpacing increases in combined operating and selling, general and administrative expenses.

Cash used in investing activities decreased to $23.0 million for the nine months ended September 30, 2006 from $26.7 million for the same period in 2005. This decrease is mainly the result of the timing of capital expenditure payments, with $3.7 million in accounts payable and accrued expenses at quarter end in 2006 as compared to only $2.6 million in 2005, coupled with the completion of the Delmar system upgrade in 2005.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements not having a forward start date described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$21,439	$21,924	$22,409	$22,894	$23,380
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$35,501	$35,987	$36,472	$36,957	$37,442

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

At September 30, 2006, we had in effect seven interest rate swaps with four separate commercial banks, with a total notional amount of $230.0 million effective through March 17, 2007, and $225.0 million effective with the termination of the initial three swaps. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive to settle the agreements, was approximately $1.2 million and $4.1 million at September 30, 2006 and December 31, 2005, respectively.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2006 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

10.1d	Amendment No. 3 and Agreement, dated as of August 23, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1

31.1	Certification of David J. Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Patrick Bratton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2006.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer