Form 10-K
period 2006-12-31
Atlantic Broadband Finance, LLC
filed 2007-04-02
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

As of December 31, 2006, Atlantic Broadband Holdings I, LLC held all 1,000 shares of the outstanding units of the registrant’s equity.

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

On July 13, 2006, we entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in South Carolina for approximately $62.0 million. We obtained additional debt financing and issued a note payable to the seller of the assets to fund this transaction which was consummated on November 1, 2006.

As of December 31, 2006, the Systems passed a total of approximately 494,000 homes and served approximately 231,000 Equivalent Basic Units (“EBUs”). The Systems are comprised of four operating clusters: the Western Pennsylvania Cluster totaling approximately 139,000 EBUs in the localities of Johnstown, Altoona, Uniontown and Bradford, PA and Cumberland, MD; the Miami Beach Cluster totaling approximately 50,000 EBUs in Miami Beach, Florida; the Maryland/Delaware Cluster totaling approximately 21,000 EBUs in various communities on the Delmarva peninsula; and the Aiken, SC cluster totaling approximately 21,000 EBUs. We are the nation’s 15th largest cable television system operator.

The Systems are comprised of approximately 7,500 miles of network plant passing approximately 494,000 homes, resulting in an average density of approximately 66 homes per mile. As of December 31, 2006, approximately 95% of the Systems’ homes passed have been upgraded to 550 MHz or higher bandwidth capacity and approximately 71% of homes passed have been upgraded to 750 MHz or higher bandwidth capacity. In addition, approximately 95% of the homes passed in the Systems currently are Internet-ready and two-way communications capable and approximately 61% of the homes passed are telephone capable.

The Systems represent a mix of stable, mature systems in Western Pennsylvania and high growth potential systems in Miami Beach, Maryland/Delaware and Aiken. In the Western Pennsylvania Cluster, the systems enjoy high basic subscriber penetration as well as basic subscriber churn levels well below the national average. In the Miami Beach, Maryland/Delaware and Aiken Clusters, we believe there is significant potential for new homes growth, as well as other system specific opportunities.

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

Develop Compelling Value-Driven Service Offerings Focusing on High-Speed Data and Telephony Service

We believe that our high-speed data and telephony service has the potential to provide a substantial portion of our revenue growth in the near future and will be our most effective means of enhancing our ability to acquire and retain customers. Our cable network allows us the flexibility to offer high-speed data and telephony services with a wide range of high-speed data access speeds to match our customers’ varying needs for addressable download speed in addition to unlimited local and long distance telephone service at an affordable cost. By leveraging this capability, we have developed bundled tiered high-speed data, telephony and video service offerings, which we expect will continue to expand our base of high-speed data customers and enable us to compete effectively against DBS and DSL providers.

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

The Systems

As of December 31, 2006, the Systems passed approximately 494,000 homes and served approximately 231,000 EBUs in Pennsylvania, Florida, Maryland, West Virginia, Delaware, New York and South Carolina. The table below provides the overview of selected operating and technical data for the Systems as of December 31, 2006:

	Western Pennsylvania	Miami Beach	Maryland/ Delaware	Aiken	Total
Homes Passed	238,353	148,406	57,007	49,877	493,643
Total Plant Miles	4,530	416	1,351	1,228	7,525
# of Head Ends	24	1	1	4	30
Home Density (per mile)	53	357	42	41	66
Current Technical:
% of Homes Passed Upgraded (550 MHz or better)	93.6%	100.0%	100.0%	77.7%	94.7%
% of Homes Passed Upgraded (750 MHz or better)	66.5%	100.0%	15.8%	66.7%	70.7%
% of Homes Passed Two-Way Capable	94.9%	100.0%	100.0%	74.7%	95.0%
Internet-ready Homes Passed	226,201	148,406	57,007	37,283	468,897
Telephone-ready Homes Passed	117,774	148,406	34,724	—	300,904
Penetration:
EBUs(1)	138,774	50,532	21,547	20,620	231,473
Basic Subscribers(2)	150,758	89,718	23,775	23,882	288,133
Basic Penetration as % of Homes Passed	63.2%	60.5%	41.7%	47.9%	58.4%
Digital Subscribers	36,862	27,859	9,718	5,265	79,704
% Digital to Basic Subscribers	24.5%	31.1%	40.9%	22.0%	27.7%
High-speed Data Subscribers	47,700	29,129	9,955	4,684	91,468
% Data to Internet-ready Homes Passed	21.1%	19.6%	17.5%	12.6%	19.5%
Telephone Subscribers	9,477	2,044	394	—	11,915
% Telephone to Telephone-ready Homes Passed	8.0%	1.4%	1.1%	—	4.0%

(1)	EBU is a reference to “equivalent basic units”, which is a term used in the cable industry to reflect an adjusted number of total basic subscribers. The total number of EBUs includes (i) non-bulk residential subscribers, each of which represents one EBU and (ii) total basic commercial service subscribers and bulk subscribers in multi-family dwelling units, which are calculated on an equivalent basic unit basis by dividing the commercial service price of bulk price charged to each subscriber by the most prevalent price charged to non-bulk residential subscribers in that market for the comparable tier of service.

(2)	The number of basic subscribers includes the reported number of non-bulk basic subscribers for the Systems, the reported number of gross bulk subscribers in the Miami Beach Cluster and an estimated number of gross bulk subscribers in the Western Pennsylvania and Maryland/Delaware Clusters.

Western Pennsylvania Cluster

Overview. The Western Pennsylvania Cluster is comprised of four separate cable systems in the localities of Johnstown/Altoona, PA, Uniontown, PA, Cumberland, MD and Bradford, PA. As of December 31, 2006, these systems pass approximately 238,000 homes and serve approximately 139,000 EBUs. These systems comprise a total of approximately 4,500 miles of network plant with 24 headends. The Western Pennsylvania Cluster represents approximately 48.3% of the total homes passed and 60.0% of the total EBUs in the Systems as of December 31, 2006.

Through December 2006, we have completed significant capital upgrades on these systems, which primarily involved (i) activating the Uniontown system for two-way communications capability, (ii) offering cable telephony services in two of the four systems and (iii) completing upgrades and enhancements to the region’s customer care center. After the upgrade, approximately 94% of homes passed in Western Pennsylvania are now upgraded to 550 MHz or higher bandwidth capacity, approximately 67% of homes passed are now upgraded to 750 MHz or higher bandwidth capacity, approximately 95% of homes passed are now Internet-ready and two-way communications capable and approximately 49% of homes passed are telephone capable. We will continue to invest in the Cluster during 2007 to allow us to offer telephony services in the remaining two systems, as well as activating another approximately 3,300 homes for two-way communications capability.

Johnstown/Altoona, PA. As of December 31, 2006, we passed approximately 106,000 homes and served approximately 63,000 EBUs in the Johnstown/Altoona, PA cable system. The two largest cities served by the cable system, Johnstown and Altoona, have local populations of approximately 230,000 and 129,000, respectively. The mean household income for the area is approximately $40,000 per year. Key local employers in the area include: University of Pittsburgh Medical Center; Walmart; and the Pennsylvania state government.

The Johnstown/Altoona cable system has been substantially upgraded with over 91% of homes passed by a 750 MHz cable network from three headends. Approximately 96% of homes passed are also Internet-ready and two-way communications capable, while approximately 91% of homes passed are telephone capable. Prior to July 2003, the Johnstown and Altoona cable system was operated separately, but the two systems were interconnected by fiber and now operate as a single system with a single channel line-up.

Uniontown, PA. As of December 31, 2006, we passed approximately 61,000 homes and served approximately 33,000 EBUs in the Uniontown, PA cable system. The largest city served by the Uniontown cable system is Uniontown, PA which has a local population of 12,000. The mean household income for the area is approximately $34,000 per year. Key local employers include: Uniontown Hospital; Teletech Holdings; Uniontown Newspapers; and O.C. Cluss Lumber.

Approximately 98% of homes passed in the Uniontown cable system have been upgraded to a 550 MHz or better cable network from two headends, and with the completion of our upgrade approximately 98% of homes passed are now Internet-ready and two-way communications capable.

Bradford, PA. As of December 31, 2006, we passed approximately 39,000 homes and served approximately 21,000 EBUs in the Bradford, PA cable system. The two largest cities served by the Bradford cable system are Warren, PA and Bradford, PA, with populations of 10,000 and 9,000, respectively. The mean household income for the area is approximately $40,000 per year. Key local employers in the area include: Bradford Hospital; Zippo; W.R.K Case Cutlery; United Refining; Blair Group; Northwest Bancorp; and Whirley Industries.

Approximately 95% of homes passed in the Bradford cable system have been upgraded to a 550 MHz or better cable network from five headends, and with the completion of our upgrade approximately 94% of homes passed are now Internet-ready and two-way communications capable.

Cumberland, MD. As of December 31, 2006, we passed approximately 32,000 homes and served approximately 22,000 EBUs in the Cumberland, MD cable system. The largest market served by the Cumberland system is the Cumberland, MD/WV area with a local population of approximately 102,000. The mean household income for the area is approximately $39,000. Key local employers include: Memorial Hospital; Sacred Heart Hospital; CSX Transportation; LM Service Co.; and Hunter Douglas Fabrications.

Approximately 93% of homes passed in the Cumberland cable system have been upgraded to a 550 MHz or better cable network from four headends, approximately 86% of homes passed are Internet-ready and two-way communications capable 750 MHz cable networks and approximately 65% of homes passed are telephone capable.

Miami Beach Cluster

The Miami Beach Cluster passes approximately 149,000 homes, and as of December 31, 2006, the cluster served approximately 50,000 EBUs from a single headend. Unlike our other clusters, many of our subscribers in the Miami Beach Cluster are served under multi-year “bulk” video agreements, whereby all of the residents in a Multi-Dwelling Unit (“MDU”) would receive discounted basic or expanded basic cable service and typically pay subscription fees as part of monthly expenses paid to the MDU. This discounting results in a disparity between the number of EBUs and the actual number of customers served. In fact, the Miami Beach system actually serves approximately 90,000 subscribers, for a basic penetration rate of approximately 61%. We believe it is advantageous to have a larger base of actual subscribers comprising our EBU count in Miami Beach as we believe there exists an opportunity to up-sell additional high-speed data and other video services which are generally sold on an undiscounted basis. We also believe other “bulk” accounts benefits include 100% penetration, no churn and incrementally lower connection and marketing cost per added EBU during the term of the MDU’s contract. These benefits serve as strong competitive advantages over DBS providers. We project Miami Beach to continue to be a high-performing system due to the combination of upgraded network plant, attractive demographics and historically strong home growth in the market area.

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

Miami Beach is a single headend system with approximately 416 plant miles for an average density of 357 homes per mile. The rebuild of the network was completed several years ago, and approximately 55% of the plant miles are served by a 750 MHz network, while the remaining 45% of plant miles are served by a 870 MHz network. 100% of the homes passed in the system are Internet-ready and two-way communications capable.

Maryland/Delaware Cluster

As of December 31, 2006, the Maryland/Delaware Cluster passed approximately 57,000 homes and served approximately 21,000 EBUs. The largest cities served by the Maryland/Delaware Cluster include Perryville, Chesapeake City and Kent Island, Maryland, and Middletown, Delaware. The population of these four largest cities, in aggregate, totals approximately 34,000. The mean household income in Maryland/Delaware Cluster is approximately $55,000 per year. Key local employers in the area include: Chesapeake Amusements; Washington College, Chesterton Hospital, Dann Marine Towing; J&J Furniture; Delta Lumber; Middletown Valley Bank; and the Naval Research Laboratory.

The Maryland/Delaware Cluster utilized three headends with approximately 1,300 miles of plant for an average density of 42 homes per mile. During 2005, we consolidated these headends into one to provide better operating efficiencies within the system. The cluster had not been significantly upgraded prior to our ownership with only approximately 24% of homes passed by a 550 MHz or better cable network, and none of the homes passed in the system were Internet-ready and two-way communications capable prior to our acquisition. By the end of 2005 we had completed our upgrade of these systems, with 100% of homes passed now upgraded to 550 MHz or higher bandwidth capacity and 100% of homes passed Internet-ready and two-way communications capable. During 2006, we further upgraded the Cluster to offer cable telephony service to approximately 61% of homes passed

Aiken Cluster

As of December 31, 2006, the Aiken Cluster passed approximately 50,000 homes and served approximately 21,000 EBUs. The largest city served by the Aiken Cluster is the City of Aiken, SC, with a population of approximately 27,000 and median household income of approximately $49,000. Key local employers in the area include: Westinghouse Savannah River Co., Avondale, Inc., Bechtel Savannah River, Inc.and Kimberly-Clark Corp.

The Aiken Cluster currently utilizes four headends with approximately 1,200 plant miles for an average density of 41 homes per mile. The Cluster has been only partially upgraded to date, with only 75% of the system internet-ready and two-way communications capable, with no cable telephony service available. We estimate spending approximately $7 million during 2007 to complete the upgrade of the system. After our planned upgrade approximately 100% of homes passed will be internet and phone ready. With the completion of the upgrade, we expect to drive subscriber and penetration growth by aggressively promoting high-speed data, telephone and improved video services through locally-driven marketing campaigns.

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

•

Video on Demand. This service allows digital customers to choose from a library of hundreds of movies and other programming and to view them at anytime that is convenient for them. Video on Demand is currently available in the Miami Beach Cluster, and will become available in 2007 to the Maryland/Delaware and portions of the Western PA Clusters.

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

•

High-Definition Television. High-definition television is currently available in the Miami Beach and Maryland/Delaware Clusters, in the Johnstown/Altoona and Cumberland , Pennsylvania systems and in portions of the Aiken Cluster. We anticipate offering high-definition television in additional markets for a limited number of basic and premium channels that are offered in high-definition. High-definition television provides our digital customers with video services at a higher resolution than standard television.

•

Digital Video Recorders (“DVRs”). We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming in the hard drive component of the digital converter and view recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The customers also can choose DVRs which are HDTV-capable. We began deploying DVRs in certain of our cable system in the fourth quarter of 2004, and have expanded this offering to approximately 93% of our homes passed by the end of 2006.

High-Speed Data Service

As of December 31, 2006, the Systems had launched high-speed data service passing approximately 469,000 homes and had approximately 91,000 residential customers for a penetration of Internet-ready and two-way communications capable homes passed of approximately 19%. As of December 31, 2006, approximately 95% of the homes passed in the Systems have access to our high-speed data service.

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

Telephony

In the first quarter of 2006, we began the rollout of our cable telephony service in certain of our cable systems. Our service uses technology that makes it possible to have a telephone conversation over a dedicated Internet Protocol (“IP”) network instead of dedicated voice transmission lines. This allows the elimination of circuit switching and the associated waste of bandwidth. Instead, packet switching is used, whereby IP packets with voice data are sent over the network only when data needs to be sent, for example when a caller is talking. IPs advantages over traditional telephony include: lower costs per call, especially for long-distance calls; lower infrastructure costs, as once the IP infrastructure is installed, little or no additional telephony infrastructure is needed and new advanced features.

Our telephony service competes primarily with the phone service offered by the respective incumbent local telephone company. Our service’s features include: unlimited long-distance calling throughout the U.S.; ability to keep the customers’ existing telephone number where local number telephone portability is supported; the ability to access enhanced Emergency 911 dialing and the ability to use existing telephones and in-house wiring.

In 2005, we entered into an agreement with Net2Phone Cable Telephony, LLC (“Net2Phone”) whereby Net2Phone assists us with provisioning capabilities and provides us with switching and termination of traffic to the public switched telephone network, delivery of enhanced Emergency 911 service, local number portability and operator and directory services.

As of December 31, 2006, approximately 301,000 of our homes passed had telephone capability and we had approximately 12,000 subscribers for a penetration of approximately 4%. We expect to offer cable telephony services to approximately 95% of our homes passed by the end of 2007.

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

Advertising

The Systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TBS. Advertising sales accounted for 3.2% and 2.9% of the Systems’ combined revenue for the years ended December 31, 2005 and 2006, respectively.

Technical Overview

As of December 31, 2006, the Systems were comprised of approximately 7,500 miles of network plant serving approximately 231,000 EBUs and passing approximately 494,000 homes resulting in a density of approximately 66 homes per mile. As of that date, the Systems were made up of an aggregate of 30 headends. As of December 31, 2006, approximately 95% of our homes were passed by networks with 550 MHz or higher bandwidth capacity, approximately 95% of homes passed were Internet-ready and two-way communications capable and approximately 61% of homes passed were telephone-ready.

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

We also obtain most broadcast programming through retransmission consent agreements. Our current agreements generally run through December 2008 and do not require payment of a flat per subscriber fee for retransmission of the broadcaster’s analog signal, but in some cases involve the exchange of other types of consideration such as limited grants of advertising time or, when applicable, limited video on-demand (“VOD”) launch fees. We carry a number of our broadcast programming on short term agreements and expect to negotiate long term agreements during 2007 and 2008. We expect to be subject to increasing cash demands by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations or the effect on our business operations should we fail to obtain the required consents. These negotiations may result in increased burden for carriage or the loss of some broadcast programming.

Franchises

The Company operates pursuant to a total of 267 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally attempt to pass these fees through to our customers.

Prior to the scheduled expiration of most franchises, we will initiate renewal proceedings with the granting authorities. When the cable operator timely requests renewal, the Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Approximately 33% of our existing franchises will expire within the next three years; and approximately 13% of our existing franchises are expired but are in the process of being renewed. Historically, we have been able to renew the Systems’ franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. Our failure to obtain renewals of our franchises, especially those in the areas where we have the most customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Competition

Cable systems face increasing competition from a variety of alternative entertainment and information delivery sources and alternative methods of receiving and distributing their core video business. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, as we continue to expand into additional services including telephony and high-speed data Internet services, we face competition from other providers of each type of service. We operate in a highly competitive business environment which can adversely affect our business and operations.

DBS

DBS is a significant competitor to cable systems. The DBS industry has experienced continued growth over the last several years, exceeding the subscriber growth rate of the cable television industry. According to recent government and industry reports the two established DBS providers, DIRECTV, Inc. and EchoStar Communications Corporation are now the second and third largest multichannel video programming distributors (“MVPDs”) in the United States, serving nearly 28% of all MVPD subscribers. These providers have each entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone service, DBS and DSL services.

The video services provided by DBS providers are comparable, in many respects, to our analog and digital video services, and DBS subscribers can obtain satellite receivers with digital video recorders from these providers. These providers are currently transmitting local broadcast signals in the markets we serve as well. We believe the two established major DBS competitors have been especially competitive at the lower end pricing. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that most consumers continue to prefer our stronger local presence in our markets. We also believe that our bundled premium packages are price competitive with DBS packages and that many consumers prefer our ability to economically bundle video with high-speed data and telephone services.

DSL

The deployment of DSL allows high-speed data access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed data access over cable systems. Several telephone companies which already have plants, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.) and other companies offer DSL service. Verizon Communications, Inc. provides DSL service in the Western Pennsylvania and Maryland/Delaware Clusters. In the Miami Beach and Aiken Clusters, AT&T provides a competitive DSL service which is generally available. We believe that, in each of our clusters, our bundled offerings of data , video and, where available, telephone services, superior customer service and local presence will allow us to compete effectively for additional market share.

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

Overbuilds and ILEC Deployments

Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area, and that competing franchise might contain terms and conditions more favorable than those afforded to the incumbent cable operator. A number of states have enacted legislation easing the regulatory obligations of telephone companies seeking cable franchises. The FCC has recently issued an order creating rules to ensure reasonable franchising processes for new video market entrants. The US Congress has also considered such measures recently. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the System’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as local exchange telephone companies and public utilities that already possess fiber optic and other transmission lines in the areas they serve, are competitors in certain areas.

The ILECS, notably Verizon and AT&T, continue to build fiber optic networks to deploy video services in substantial portions of their service areas, in addition to their joint marketing agreements with DBS providers. The fiber technologies they are using are capable of carrying two-way video, high speed data with substantial bandwidth and telephone services, each of which is comparable to the services we offer. These companies also have the ability to bundle wireless services provided by owned or affiliated companies.

We face limited cable competition from Comcast Corporation in two communities, Aventura and the southern section of Miami-Dade County, in our Miami Beach Cluster. In each case, our cable system is the newer system which is the “overbuilder” over the incumbent non Comcast system. As of December 31, 2006, the Aventura and South Miami systems served approximately 2,000 and 5,300 EBUs, respectively. We believe that we will continue to compete effectively against Comcast in these systems.

In the Maryland/Delaware cluster, Verizon has obtained overlapping franchises in the Middletown, DE areas where we serve approximately 6,300 video subscribers. Verizon has constructed or is in the process of constructing a fiber network in these areas. This network offers high speed Internet and voice services as well as video services, each of which is comparable to the services we offer.

Cable Telephony

We have rolled out our cable telephony service to residential customers in certain markets beginning in January 2006 and will continue expanding to additional markets in subsequent years. Our telephony service provides both local, long-distance and international calling together with popular features including voicemail. As such, it directly competes with the incumbent local telephone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long-distance services over their own networks or over leased networks, wireless telephone carriers and IP-based service providers. IP phone is becoming more widely deployed by an increasing number of telecommunication service providers, which may result in heightened competition for our cable telephony service. We believe the addition of cable telephony to our video and high-speed data service bundles will help us compete with other providers of bundled services, including telephone companies that offer bundled video services on fiber networks, or bundle DBS video with their voice and data services, and the new providers of IP phone service.

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

Additional competition is posed by satellite master antenna television (SMATV) systems, which currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. These private cable systems offer local broadcast and many of the same satellite delivered programming offered by franchised cable operators. They may enter into exclusive agreements with MDUs and thereby possibly preclude operators of franchise systems from serving residents of such private complexes.

A number of municipalities have recently announced plans to deploy “Wi-Fi” networks, which will make broadband Internet services available to residents, businesses and visitors. In the Miami Beach cluster, the City of Miami Beach has awareded a contract and Miami-Dade County has initiated a process to deploy Wi-Fi networks which may offer broadband services to non-municipal users, including residents, in competition with our high speed Internet services.

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

New technologies and initiatives of Internet Service Providers (“ISPs”), program and content providers, mobile telephone companies and others increasingly enable the delivery of video programming content to computers, telephones and other devices in competition with our video and high speed Internet services.

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

Cable Rate Regulation

The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subjected to rate regulation, unless they faced “effective competition” in their local franchise area. Federal law defines “effective competition” on a community-specific basis as requiring satisfaction of certain conditions. Historically, these conditions were not typically satisfied; hence, most cable systems potentially are subject to rate regulation. An “effective competition” determination has been made for only a small number of our cable franchises. However, with the rapid growth of DBS, it is likely that additional cable systems may qualify for “effective competition” and thereby avoid further rate regulation.

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

For regulated cable systems, the basic service tier, equipment and installation rate increases are governed by a complicated price cap scheme devised by the FCC that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for system upgrades. Operators also have the opportunity to bypass this “benchmark” regulatory scheme in favor of traditional “cost-of-service” regulation in cases where the latter methodology appears favorable. Cost-of-service regulation is a traditional form of rate regulation, under which a utility is allowed to recover its costs of providing the regulated service, plus a reasonable profit.

Federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per- channel or per-program basis. The 1996 Telecom Act also relaxes existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to MDUs, although complaints about predatory pricing still may be made to the FCC.

Cable Entry into Title II Telecommunications

The 1996 Telecom Act created a more favorable environment for cable operators and other new entrants to provide Title II common carrier telecommunications service. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of high-speed data access based on the FCC’s conclusion that high-speed data access is not a “telecommunications service” and is instead an “interstate information service.” In June of 2005, the United States Supreme Court affirmed the FCC’s ruling.

Pole Attachments

The Telecom Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC, or, alternatively, by states that certify to the FCC that they regulate such rates. Only one state in which we have cable systems has certified that it regulates pole rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method of calculating those rates for cable systems over which various phone services are transmitted remain unclear, and there is a risk that we will face significantly higher pole attachment costs as our telephone business expands.

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

In March 2002, the FCC ruled that cable modem service (that is, the provision of high-speed data access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This ruling was affirmed by the United States Supreme Court in June, 2005. This classification has left cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. Indeed, the FCC held that revenue derived from cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The FCC tentatively concluded that there was no other statutory basis for local franchise authorities to assess a fee on cable modem service. As a result of this ruling, we do not collect franchise fees for high-speed data service. However, our high speed Internet service is subject to certain regulatory obligations. In August 2005, the FCC adopted rules requiring providers of high speed Internet access service to comply with the Communications Assistance for Law Enforcement Act (“CALEA”). By May 2007, the FCC requires such providers to implement certain network capabilities to assist law enforcement in conducting surveillance. We expect that our high speed Internet service will comply with these new requirements.

Both Congress and the FCC are considering several “network neutrality” proposals. During the 2005-2006 Congressional term, several net-neutrality provisions were considered which may have operated to limit the ability of broadband network providers to adopt pricing and network management policies based on different uses of the Internet. None of these provisions were adopted, however similar legislation has been introduced in the current Congressional term. In August 2005, the FCC issued a non-binding policy statement stating four principles intended to guide its policymaking regarding high speed Internet and other related services. The FCC has made these principles binding as to certain companies as a condition to their merger. To date, the FCC has not adopted these generally as binding rules. Action by either Congress or the FCC in adopting new federal laws or regulations could limit our ability to manage its high speed Internet business and facilities profitably or efficiently.

Voice over Internet Protocol (“VoIP”)

We offer telephone service using VoIP packet cable technology in partnership with a third party supplier, Net2Phone, a division of IDT Corporation. In November 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate and not subject to state or local utility regulation, however this ruling has been appealed. The FCC has imposed additional regulatory requirements on VoIP services including Enhanced 911 capabilities and customer disclosure, CALEA obligations effective in May 2007 and Universal Service payment obligations with respect to the interstate and international portions of the service. Recently, the FCC ruled favorably with respect to the obligations of LEC’s to interconnect with VoIP providers. The FCC has initiated other rulemakings to consider whether to impose other types of common carrier obligations on VoIP service providers.

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

A number of major telephone companies, including Verizon Communications and AT&T (formerly known as SBC), are deploying “fiber to the home” for the purposes of offering broadband video services in addition to voice and Internet services. A number of states have enacted legislation or are currently considering legislation to ease the regulatory obligations of telephone companies seeking cable franchises. The FCC has recently adopted an order ensuring “reasonable” franchise processes for new video entrants and the US Congress are also considering measures to ease franchising requirements for new entrants, including local phone companies to create a “nationwide franchise.”

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

Must Carry/Retransmission Consent

The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Less popular stations typically elect must carry, which is the broadcast signal carriage rule that allows local commercial television broadcast stations to require a cable system to carry the station. More popular stations, such as those affiliated with a national network, typically elect retransmission consent which is the broadcast signal carriage rule that allows local commercial television broadcast stations to negotiate for payments or other consideration for granting permission to the cable operator to retransmit the stations. Retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse effect on our business. The burden associated with broadcast carriage may increase substantially if the FCC or the Congress enacts regulations or legislation that requires cable systems to simulcast the analog and digital signal of a broadcaster, and/or to multicast the digital signal of a broadcaster within a 6mhz spectrum. This burden would reduce capacity available for more popular video programming and new Internet and telecommunication offerings. The Congress has set February 2009 as the deadline for the completion of the conversion to digital. Further proceedings or congressional legislation could produce additional carriage obligations. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling and confirmed that ruling in a February 2005 order. The FCC also confirmed its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator’s obligation is limited to carriage of a single digital video signal.

Cable Equipment Issues

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Currently, most cable subscribers access these services using a leased set-top box that integrates cable access security with other operating functions. Subscribers may also obtain digital video services through a separate piece of equipment, known as a cableCARD, that connects to digital cable devices purchased at retail. Effective July 2007, cable operators must cease placing into service new set-top boxes with integrated security. At that time, newly developed leased set-top boxes must use a separate piece of equipment (typically a cableCARD) to provide access to digital video services. A federal court upheld the ban on integrated set-top box security in August 2006, leaving any subsequent relief to the FCC. We and other cable companies subject to the ban are currently seeking FCC waivers to exempt some limited function set-top boxes form the ban and/or to extend the deadline to accommodate newer security technology that can be downloaded to leased set-top boxes as well as retail equipment. A number of waiver requests for limited-function set-top boxes were denied by the FCC’s Media Bureau in January 2007 and have been filed for reconsideration by the full FCC. There is no assurance that our or any request will be granted. If the FCC does not extend the deadline and does not grant our waiver request, we will be forced to incur added costs in purchasing cableCARD-enabled set-top boxes and the associated cableCARDs.

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

Copyright Licensing

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming. We cannot predict the outcome of this activity. Further, the Copyright Office has not made any determination as to how compulsory license will apply to digital broadcast signals and services. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

State and Local Regulation

Cable systems generally are operated pursuant to non-exclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law prohibits local franchising authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

The specific terms and conditions of franchises vary materially between jurisdictions. Each franchise generally contains provisions governing cable operations, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. A number of states subject cable systems to the jurisdiction of centralized state governmental agencies, some of which impose regulation of a character similar to that of a public utility. Although local franchising authorities have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, local franchising authorities cannot insist on franchise fees exceeding 5% of the system’s gross cable-related revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. Certain states, such as Florida, impose broadly applied telecommunications taxes.

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

There has been considerable state and federal legislative and administrative activity aimed at easing entry and franchise burdens for new cable competitors, including the ILECs. The FCC recently adopted an order to ensure that the local franchising process does not unreasonably interfere with competitive entry In the 2005-2006 session, Congress considered telecommunications reform legislation which would significantly reduce the franchising burdens of competitors, and we expect the Congress will again consider such reforms in the current session. A number of states, including South Carolina, have enacted state-wide franchising status, and a number of states, including Pennsylvania and Florida, are considering similar legislation.

Seasonality

Use and consumption of our products do not fluctuate significantly due to seasonality.

Employee and Labor Relations

Our Company has approximately 623 full time employees. Of these employees, approximately 136 are covered by collective bargaining agreements at six locations. We consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

You should carefully consider the following factors in addition to other information in this Report in evaluating our Company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

As of December 31, 2006, our total consolidated debt was $536.3 million.

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

We reported a net loss of $10.2 million for the year ended December 31, 2006, and we expect to report net losses in the foreseeable future. We expect net losses to continue as a result of significant interest costs and depreciation and amortization costs. Future net losses could impair our ability to finance our operations in the future or refinance our indebtedness at maturity.

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

The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Our principal competitor for video services throughout our territory is DBS and, in markets where it is available, our principal competitor for high-speed data services is DSL. Competition from DBS, including intensive marketing efforts and aggressive pricing, may have an adverse impact on our ability to retain customers. Local telephone companies and electric utilities also are permitted to compete in our market areas. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media including on-line, Internet-based and cellular video entertainment. An increase in the loss of customers to DBS or other alternative video and high-speed data services could have a material negative effect or our business. With respect to our high-speed data services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and DSL. DSL service is competitive with high-speed data service over cable systems. Several telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. Our phone service faces competition from the local LECs, as well as other providers such as cellular and VoIP providers such as Vonage.

We face limited competition from Comcast Corporation in Aventura and southern sections of Miami-Dade County in our Miami Beach Cluster. In each case, our system is the newer “overbuilder” over the non-upgraded Comcast system. Although we are not aware of any plans by Comcast to upgrade its Aventura system, we believe that Comcast plans to upgrade its South Miami system to provide two-way communications capability. In each case, we may be unable to continue to compete effectively against the Comcast systems. In the Maryland/Delaware cluster, Verizon has obtained overlapping franchises in the Middletown, DE area where we serve approximately 6,300 video subscribers. Verizon has constructed or is in the process of constructing a fiber network in these areas. This network will offer high speed Internet and voice services as well as video services.

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

Approximately 21% of the Systems’ employees are represented by several unions under collective bargaining agreements. While we intend to negotiate in good faith with the labor unions regarding new labor contracts, any negotiations we may undertake with such unions may not result in outcomes satisfactory to us. We may also experience work stoppages, strikes or slowdowns at the Systems. A prolonged work stoppage, strike or slowdown could have a material adverse effect on our business.

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

Programming is expected to be our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. In addition, as we upgrade the channel capacity of the Systems and add programming to our basic, expanded basic and digital service offerings, we may face additional market constraints on our ability to pass programming costs on to our customers. The inability to pass these costs increases on to our customers could materially adversely affect our profitability. We are also subject to increasing financial and other demands by broadcasters to obtain the required consent for the transmission of broadcast programming to our subscribers. We cannot predict the financial impact of these demands or the effect on our subscriber count should we be required to stop offering this programming.

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

We could be materially disadvantaged if we remain subject to legal and regulatory constraints that do not apply equally to our competitors. For instance, the FCC recently adopted rules benefiting our competitors to ensure that the local franchising process does not unreasonably interfere with competitive entry, and several states have enacted legislation to ease the franchising obligations of new entrants. In addition, both the Congress and the FCC are considering various forms of “network neutrality” regulation which may have the impact of restricting our ability to manage our network efficiently.

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

Our cable systems operate under non-exclusive franchises granted by local franchising authorities. Consequently, local franchising authorities can grant additional franchises to competitors in the same geographic area. In some cases municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority. The existence of more than one cable system operating in the same territory is referred to as an overbuild. Additional overbuilds could adversely affect our growth, financial condition and results of operations by increasing competition or creating competition.

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

We offer VoIP services to our customers. The FCC has held that for purposes of the Telecom Act such services are interstate in nature and therefore they would not be subject to state PUC regulation; however, this ruling has been appealed. It is unclear whether the FCC will ultimately treat VoIP as a “communications”, “information” or other form of service and it has not issued a comprehensive order clarifying the classification of VoIP services. In the past several years, the FCC has applied certain telecommunications requirements to VoIP services, including Enhanced 911, Universal Service Fund contribution and CALEA requirements. If VoIP services are deemed by regulators to be telecommunications services or state-regulated telephone service, offering such services could require us to obtain federal, state and local licenses or other authorizations. If we are required to obtain such authorizations, we may not be able to do so in a timely manner or at all, and conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Furthermore, telecommunications companies, potentially including Internet protocol telephony companies, could be subject to significant regulation. Changes could increase the regulatory burdens on providers of such services, and cause us to incur additional costs.

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

System	Location	Purpose	Lease/Own

Western, PA	Altoona, PA	Office/Primary Hub (Altoona)	Own

	Carmichael, PA	Hub	Lease

	Ashville PA	Tower	Own

	Johnstown, PA	Office (Johnstown)	Own

	Johnstown, PA	Headend	Own

	Mifflinburg, PA	Headend	Own

	Mifflinburg, PA	Office	Lease

	Bentleyville, PA	Hub	Lease

	Bradford, PA	Office (Bradford)	Lease

	Bradford, PA	Headend	Own

	Brownsville, PA	Hub	Own

	Clearfield, PA	Office (Clearfield)	Lease

	Clearfield, PA	Tower	Lease

	Clearfield, PA	Headend	Own

	Salamanca, NY	Headend	Own

	Shippenville, PA	Headend	Lease

	Smithfield, PA	Hub	Lease

	Warren, PA	Office/Warehouse (Warren/Shippenville)	Lease

	Warren, PA	Headend	Lease

	Cumberland, MD	Office	Own

	Cumberland, MD	Microwave Site	Own

	Capacon, WV	Microwave Site	Own

	Moorefield, WV	Headend/Hub Site	Own

	Paw Paw, WV	Headend/Hub	Lease

	Perryopolis, PA	Hub	Lease

	Grant Town, WV	Headend	Lease

	Grant Town, WV	Warehouse	Own

	Kingwood, WV	Headend	Own

	Lambert, PA	Hub	Lease

	Uniontown, PA	Office	Lease

	Uniontown, PA	Headend	Own

	Vesterburg, PA	Tower	Own

	Limestone, NY	Headend	Lease

	Duncansville, PA	Hub	Own

	New Enterprise, PA	Headend	Lease

	Canoe Creek, PA	Headend	Own

	Warriors Mark, PA	Headend	Own

	McAlvey’s Fort, PA	Headend	Lease

	Spruce Creek, PA	Headend	Lease

	Three Springs, PA	Headend	Lease

	Calvin, PA	Headend	Lease

	Johnstown, PA	Tower	Own

	Johnstown, PA	Hub	Own

	Jerome, PA	Hub	Own

	Derry, PA	Headend	Lease

	Derry, PA	Hub	Own

	Grampian, PA	Headend	Lease

	Strattenville, PA	Headend	Lease

	Sugar Grove, PA	Headend	Lease

	Dawson, PA	Hub	Lease

	Davis, WV	Headend	Own

	Parsons, WV	Warehouse	Lease

	Kingwood, WV	Office	Lease

Maryland/Delaware	Wye Mills, MD	Headend	Lease

	Middletown, DE	Office	Lease

	Chesapeake City, MD	Hub	Lease

	Perryville, MD	Hub	Lease

	Grasonville, MD	Office	Lease

Miami Beach, Florida	North Bay Village, FL	Office	Own

	Miami Beach, FL	Warehouse/Tech Center	Own

	Miami Beach, FL	Headend	Lease

	Miami, FL	South Miami Payment Center	Lease

ITEM 3.	Legal Proceedings

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our fiscal year ended December 31, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

ITEM 6.	Selected Historical Financial Data

The following table sets forth the selected historical financial data of the Systems as of the dates and for the periods indicated. We derived the selected historical combined statement of operations data for the years ended December 31, 2002 and 2003 and the period ended February 29, 2004 and the selected combined balance sheet data as of December 31, 2002 and 2003 and February 29, 2004 from the Systems’ historical combined financial statements which have been audited by KPMG LLP, independent registered public accounting firm. We derived the summary historical consolidated statement of operations data for the years ended December 31, 2004, 2005 and 2006 and the summary consolidated balance sheet data as of December 31, 2005 and 2006 from the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

The selected historical financial data presented below should be read in conjunction with “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited combined financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,		Period Ended February 29, 2004	Years Ended December 31,
	2002	2003		2004	2005	2006
	(dollars in thousands)
Statement of Operation Data:
Revenues	$162,815	$172,348	$29,323	$151,001	$189,890	$212,575
Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	60,942	64,954	11,507	71,116	89,390	97,766
Selling, general and administrative	23,411	24,234	3,518	25,134	30,593	32,855
Depreciation and amortization	45,097	35,894	5,892	30,496	42,373	49,694
Impairment of franchises	237,983	—	—	—	—	—
Corporate expense charge	2,804	3,025	435	—	—	—
Special charges, net	172	302	—	—	—	—

	370,409	128,409	21,352	126,746	162,356	180,315

Income (loss) from operations	(207,594)	43,939	7,971	24,255	27,534	32,260
Interest expense, net	56,152	58,366	9,105	27,366	33,941	39,037
Unrealized (gain) loss from derivative instrument	—	—	—	(3,547)	(536)	3,393

Loss before income taxes and cumulative effect of accounting change	(263,746)	(14,427)	(1,134)	436	(5,871)	(10,170)
Income tax benefit (expense)	2,053	(160)	(28)	—	—	—

Loss before cumulative effect of accounting change	$(261,693)	$(14,587)	$(1,162)	$436	$(5,871)	$(10,170)

Balance Sheet Data:
Total assets	$646,147	$629,507	$626,188	$775,995	$770,020	$820,088
Total Charter investment	623,049	607,135	604,543	—	—	—
Total debt	—	—	—	481,641	482,148	536,265
Total members’ equity	—	—	—	261,682	255,811	245,541

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to the recoverability of long-term assets such as franchises and intangible assets, the useful lives of property, plant and equipment and other finite-lived assets, commitments and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of our Company and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

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

We manage the Systems’ operations on the basis of geographic divisional operating segments. We have evaluated the criteria for aggregation of the geographic operating segments under paragraph 17 of SFAS No.131. In light of the Systems’ similar services, means for delivery, similarity in type of customers, the use of a unified network and other considerations across its geographic divisional operating structure, management has determined that the Systems have one reportable segment, broadband services.

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

Valuation of Franchises and Intangible Assets

We have significant intangible assets on our balance sheet. If the value of these assets was impaired by some factor, such as the loss of a franchise or an adverse change in the marketplace, we may be required to record an impairment charge.

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

Historical Performance

Operating Data

	December 31, 2004	December 31, 2005	December 31, 2006
Equivalent Basic Units (“EBU’s”)	217,206	213,396	231,473
Digital subscribers	76,380	73,985	79,704
High Speed Data (“HSD”) subscribers	50,342	69,018	91,468
Telephone subscribers	—	—	11,915
Homes passed	430,341	438,404	493,643
Internet-ready homes passed	381,947	424,253	468,897
Telephone-ready homes passed	—	—	300,904
Basic subscribers	266,775	263,464	288,133
Basic penetration of homes passed	62.0%	60.1%	58.4%
Digital penetration of basic subscribers	28.6%	28.1%	27.7%
HSD penetration of internet-ready homes passed	13.2%	16.3%	19.5%
Telephone penetration of telephone-ready homes passed	—	—	4.0%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue (dollars in thousands):

	Year Ended December 31,
	2004 (1)		2005		2006
	Amount	%	Amount	%	Amount	%
Revenue:
Video	$106,054	70.2%	$127,471	67.1%	$135,944	64.0%
High Speed Data	14,562	9.6%	22,824	12.0%	31,583	14.9%
Telephone	—	—	—	—	2,298	1.1%
Advertising Sales	4,381	2.9%	6,088	3.2%	6,279	2.9%
Commercial	12,148	8.1%	15,687	8.3%	17,706	8.3%
Other	13,856	9.2%	17,820	9.4%	18,765	8.8%

Total revenue	$151,001	100.0%	$189,890	100.0%	$212,575	100.0%
Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	71,116	47.1%	89,390	47.1%	97,766	46.0%
Selling, general and administrative	25,134	16.6%	30,593	16.1%	32,855	15.5%
Depreciation and amortization	30,496	20.2%	42,373	22.3%	49,694	23.4%

Income from operations	24,255		27,534		32,260
Gain (loss) from derivative instrument	3,547		536		(3,393)
Interest expense, net	(27,366)		(33,941)		(39,037)

Loss before income taxes	436		(5,871)		(10,170)

(1)	Our Company was formed on August 26, 2003 with no operating activities conducted other than to complete the acquisition of the Systems (the “Acquisition”). On March 1, 2004, in accordance with an asset purchase agreement entered into on September 3, 2003, we purchased the systems from Charter. Accordingly, no meaningful comparative financial information exists for our Company prior to the Acquisition. We incurred total expenses of $1.2 million for the period ended December 31, 2003.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue for the year ended December 31, 2006 was $212.6 million as compared to $189.9 million for the year ended December 31, 2005, an increase of 12.0%. This increase was the result of (i) 38.4% growth in high speed data revenue across all markets driven by continued customer demand, (ii) an $8.5 million increase in video revenues with increased penetration of digital video recorder and high definition product offerings coupled with relatively stable subscriber levels and (iii) $2.3 million in new revenue generated by the launch of our telephone service to the majority of our markets during 2006. Our video revenue has decreased as a percentage of total revenue to 64.0% in 2006 from 67.1% in 2005 as we continue to grow subscriber levels in our non-video products while maintaining stable video subscriber levels. We expect this trend to continue in 2007 as we increase our internet-ready and telephone-ready homes passed with the expected completion of the Aiken system upgrade and the launch of telephone service in some of our smaller markets in Western Pennsylvania.

Operating expenses for the year ended December 31, 2006 were $97.8 million as compared to $89.4 million for the comparable period in 2005, an increase of $8.4 million or 9.4%. This increase is mainly the result of direct costs and indirect costs such as technical and customer service expense trending with the growth in revenue and revenue generating units, slightly offset by the non-recurrence of approximately $1.3 million in repairs and maintenance costs incurred in 2005 in conjunction with hurricane related damage in Miami Beach. We expect that operating expenses will continue to rise as a result of annual programming contract increases and growth in total revenue generating units which will result in increased direct expenses as we service a larger customer base.

Selling, general and administrative expenses for the year ended December 31, 2006 were $32.9 million as compared to $30.6 million for the year ended December 31, 2005, an increase of $2.3 million or 7.5%. The majority of this increase is the result of staffing and related costs incurred to support our new product offerings and overall growth in our customer base. Total costs decreased as a percentage of revenue to 15.5% in 2006 from 16.1% in 2005 mainly due to the non-recurrence of costs incurred in 2005 totaling $0.6 related to our Senior Subordinated Notes exchange offer and one time due diligence costs. We expect selling, general and administrative expenses to increase at a slower rate than revenue growth due to the more fixed nature of these costs as compared to direct costs.

Depreciation of property and equipment and amortization expense was $49.7 million for the year ended December 31, 2006, compared with $42.4 million for the same period in 2005, an increase of $7.3 million. This increase was the result of an overall increase in capital expenditures due mainly to the launch of our telephone service and additional deployment of customer premise equipment.

Income from operations for the year ended December 31, 2006 was $32.3 million as compared to $27.5 million for the comparable period in 2005, for the reasons described above.

The marking-to-market of Atlantic Broadband’s interest rate swap agreements resulted in the recognition of $3.4 million in other expense for the year ended December 31, 2006 as compared to $0.5 million in other income for the year ended December 31, 2005, due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2006 was $39.0 million, as compared to $33.9 million for the year ended December 31, 2005. This increase was mainly the result of additional borrowing to finance the acquisition of G Force LLC and increases in market interest rates, as our overall effective interest rate on our Senior Credit Facility increased to 7.59% in 2006 from 6.20% in 2005.

As a result of the factors described above, our net loss was $10.2 million for the year ended December 31, 2006, as compared to net loss of $5.9 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004.

Revenue for the year ended December 31, 2005 was $189.9 million as compared to $151.0 million for the year ended December 31, 2004. This increase was the result of twelve full months of operations in 2005 as compared to only ten months after the closing of the Acquisition on March 1, 2004. As a percentage of revenue, our video revenue had decreased from 70.2% of total revenue to 67.1% of total revenue. This decrease corresponds with the decrease in EBUs, basic subscribers and digital subscribers from December 31, 2004 to December 31, 2005. The EBU and basic subscriber reductions were mainly the result of increased competition for video services from satellite video providers. The decrease in digital subscribers was mainly the result of increased churn of customers in deeply discounted, non-profitable packages inherited from Charter as we raised the package rates to levels more comparable to our main digital tier offering. These lower subscriber levels were offset by increases in HSD subscribers driven by our marketing focus in this area, coupled with the increase in HSD homes passed in 2005 as we completed the planned Delmar system upgrade.

Operating expenses for the year ended December 31, 2005 were $89.4 million as compared to $71.1 million for the comparable period in 2004. This increase was the result of twelve full months of operations in 2005 as compared to only ten months after the closing of the Acquisition on March 1, 2004. As a percentage of total revenues, operating expenses remained relatively consistent in 2005 as compared to 2004 levels. This is the result of the non-recurrence of approximately $1.5 million in third party call center costs incurred in 2004 resulting from the transition from Charter ownership, offset by approximately $1.3 million in repairs and maintenance costs spent in 2005 in conjunction with hurricane related damage in Miami Beach.

Selling, general and administrative expenses for the year ended December 31, 2005 were $30.6 million as compared to $25.1 million for the year ended December 31, 2004. This increase was the result of twelve full months of operations in 2005 as compared to only ten month after the closing of the Acquisition on March 1, 2004. Total costs decreased as a percentage of total revenue from 16.6% in 2004 to 16.1% in 2005. This decrease was the result of the non-recurrence of approximately $4.1 million in post-closing transition related costs incurred in 2004, partially offset by increased sales and marketing spending levels in 2005, $.6 million in administrative costs incurred in conjunction with our 2005 Senior Subordinated Notes exchange offer and $.6 million in due diligence related costs for potential acquisition reviews.

Depreciation of property and equipment and amortization expense was $42.4 million for the year ended December 31, 2005, compared with $30.5 million for the same period in 2004, an increase of $11.9 million. This increase was the result of twelve full months of operations in 2005 as compared to only ten months after the closing of the Acquisition on March 1, 2004, coupled with an overall increase in capital expenditures due mainly to the system rebuild in Delmar.

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

As a result of the factors described above, the Systems’ net loss was $5.9 million for the year ended December 31, 2005 as compared to net income of $0.4 million for the year ended December 31, 2004.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the system acquisition we incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of December 31, 2006, the Company had total debt outstanding of $536.3 million.

Our senior credit facility is a $395.0 million senior credit facility, consisting of a $90 million revolving credit facility (the “Revolver”), a $30 million term loan A tranche and a $275 million term loan B tranche. At December 31, 2006, $29.9 million of the revolving credit facility was outstanding, with $60.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loans A and B mature on March 1, 2011 and October 1, 2011, respectively. These term loans are payable in quarterly installments which commenced on June 30, 2006.

We expect to incur capital expenditures in 2007 at a level greater than 2006 as we complete the approximate $7.0 million upgrade of the recently acquired Aiken Cluster, which will include offering high speed Internet and telephone services to the entire market, launch video-on-demand services in the majority of our Western Pennsylvania and Maryland/Delaware clusters as well as other one-time capital items. We then expect subsequent year capital expenditure levels to reduce, reflecting more maintenance and discretionary capital spending.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2006 (dollars in thousands):

	Years Ending December 31,
	Total	2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$378,355	$9,376	$9,250	$9,250	$115,948	$234,531	$—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
6% Seller Note	6,890	—	—	6,890	—	—	—
Cash interest	223,957	44,089	44,152	43,334	40,151	23,520	28,711
Capitalized leases	1,103	484	415	193	11	—	—
Operating leases	2,892	688	601	473	412	342	376

Total cash contractual obligations	$763,197	$54,637	$54,418	$60,140	$156,522	$258,393	$179,087

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 157.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. It is effective for us beginning in fiscal year 2008. We are currently evaluating the impact of adopting SFAS 159.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ended December 31, 2006. The adoption of SAB 108 did not have a material impact on our financial positions or results of operations.

Inflation and Changing Prices

Our costs and expenses are subject to inflation and price fluctuations. We do not expect such changes to have a material effect on our results of operations.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$25,006	$25,748	$26,490	$27,231	$27,973
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$39,069	$39,811	$40,553	$41,294	$42,036

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

At December 31, 2006, we had in effect three interest rate swaps with three separate commercial banks, with a total notional amount of $230.0 million. In September 2006, the Company entered into four additional swap agreements with three separate commercial banks with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive to settle the agreements, was approximately $0.7 million and $4.1 million at December 31, 2006 and 2005, respectively.

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

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2006 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal control over financial reporting. There was no change in the internal control over financial reporting that occurred during the year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions for each of our directors and executive officers as of December 31, 2006.

Name	Age	Position
David J. Keefe	57	Chief Executive Officer and Director
Edward T. Holleran	59	Chief Operating Officer and Director
Patrick Bratton	41	Vice President and Chief Financial Officer
Almis Kuolas	55	Vice President and Chief Technology Officer
Chris Daly	48	Vice President and Chief Marketing Officer
Blake R. Battaglia	34	Director
John Hunt	41	Director
Benjamin Diesbach	60	Director
Jay M. Grossman	47	Director
Jack Langer	58	Director

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

Code of business Conduct and Ethics

Our Company has adopted a Code of Business Conduct and Ethics (the “Code”) applicable to our Company’s directors, officers (including the Chief Executive Officer and Chief Financial Officer and persons performing similar functions), employees, agents and consultants. Our Code satisfies the requirements of a “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and the rules issued by the Securities and Exchange Commission thereunder. Amendments to, or waivers from, a provision of our Code that apply to our Company’s directors or executive officers, including the Chief Executive Officer and Chief Financial Officer and persons performing similar functions, may be made only by the Company’s board of directors. Our Company has not amended the Code and has filed the Code as an exhibit to this Annual Report on Form 10-K.

ITEM 11.	Executive Compensation

Compensation Committee Report

Because affiliates of ABRY own more than 50% of the voting common stock of Atlantic Broadband Group, LLC, we would be a “controlled company” within the meaning of Rule4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of the Nasdaq Stock Market LLC, including the requirement that compensation be determined by a majority of independent directors, or a compensation committee comprised solely of independent directors. As such, we do not have a standing compensation committee. However, decisions regarding compensation of the individuals named in the Summary Compensation Table (the “named executive officers”) and directors are made by certain of our non-employee directors, Jay Grossman and Blake Battaglia, with Jay Grossman acting as the chairperson. These individuals are referred to herein as the Compensation Committee.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10K.

This report has been provided by the Compensation Committee of the Board of Directors of the Company.

Jay Grossman, Director, Chairperson of the Compensation Committee

Blake Battaglia, Director

Compensation Discussion and Analysis

Our Compensation Committee is responsible for reviewing and approving the compensation of our named executive officers as well as reviewing and approving our incentive plans, all presented by our chief executive officer. Review and approval of compensation and incentives by the Compensation Committee is done annually as part of the Company’s budget review as well as on an as-needed basis, with the Board of Directors either approving or rejecting the Compensation Committee recommendations.

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be discretionary in the form of annual bonus awards that are paid, if at all, based on company accomplishment and, to a lesser degree, individual performance. The compensation awarded to our named executive officers for fiscal 2006, as well as prior years, was intended:

•	To encourage and reward strong performance; and

•	To motivate our named executive officers by providing them with a meaningful equity stake in the company.

Accounting and cost implications of compensation programs are considered in program design; however, the main driver of design is alignment without business needs.

Role of the Compensation Committee and Executive Officers

The Compensation Committee of the Board of Directors approves and then recommends that the Board of Directors approve their recommendations for all compensation and awards to named executive officers, which include the chief executive officer, chief financial officer and the president/chief operating officer. For the remaining executive officers, the chief executive officer makes recommendations to the Compensation Committee that generally, with minor adjustments, are approved.

Elements of our Compensation Program

Base Salary

Base salary is intended to provide fixed compensation to the named executive officers for their performance of core duties that contributed to our success as measured by the element of corporate performance mentioned above. The Compensation Committee reviews and approves base salary recommendations as presented by the chief executive officer. Base salary recommendations are intended to approximate the market value of a position, based on analysis of similar positions with essentially the same job responsibilities. Market data is provided to the Company by nationally recognized compensation consulting firms and executive search firms. Annual base salary increases for the chief executive officer and chief operating officer are stipulated within their respective employment agreements.

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize and individual’s performance in relation to special or strategic projects. The annual incentives paid in 2007 for 2006 performance were based primarily upon the performance of the Company. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year and, to a lesser degree, to individual performance.

Outside of the Company’s “Bonus Plan”, there is no other non-equity incentive compensation plan.

Equity Compensation

In connection with the consummation of the Acquisition in 2004, stock grants were awarded to the named executive officers. These stock holdings are reflected in Item 12 - Security Ownership of Certain Beneficial Owners and Management. We do not have an official plan to grant stock, however, the Compensation Committee may, at its discretion, award further shares to the named executive officers if it feels such action would be desirable to retain an executive. We do not grant any stock options or other equity-based compensation.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during 2006 in addition to adjusting base salaries as deemed appropriate.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401k contributions and medical benefits paid.

Our Benefit Plans

We maintain a 401(k) plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a three month service requirement, we match 50% of the employees’ contributions up to a maximum of 5.0% of the employees’ compensation. Our contributions vest after five years of service. Company contributions were approximately $240,000, $368,000 and $368,000 for the years ended December 31, 2004, 2005 and 2006, respectively.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Summary Compensation Table

The following table contains a summary of the annual, long-term and other compensation paid or accrued during the fiscal years ended December 31, 2006 to those persons who were the Chief Executive Officer and our four other most highly compensated executive officers of our Company in 2006.

		Annual Compensation
	Fiscal Year	Salary	Bonus	All Other Compensation(2)	Total Compensation
David J. Keefe Chief Executive Officer and Director	2006	$358,813	$161,804	$17,305	$537,922
Edward T. Holleran President, Chief Operating Officer and Director	2006	303,188	136,911	9,900	449,999
Patrick Bratton Chief Financial Officer	2006	215,250	97,201	5,745	318,196
Almis Kuolas Chief Technology Officer	2006	200,000	80,772	6,320	287,092
Christopher Daly Chief Marketing Officer	2006	188,370	80,808	5,806	274,984

(1)	Represents one-time payments made upon the successful completion of the Acquisition.

(2)	Represents the following items: (1) officer group term life insurance coverage and (2) the amount of the Company’s match under the 401(k) saving plan in which the employees of the Company are eligible participants.

Employment Agreements

We currently have employment agreements with Messrs. Keefe, Holleran, Bratton, Kuolas and Daly dated March 1, 2004.

Each employment agreement provides for a term of five years unless otherwise terminated earlier. Under the current employment agreements, Mr. Keefe is paid a base salary of $376,228 per year, Mr. Holleran is paid a base salary of $318,347 per year, Mr. Bratton is paid a base salary of $226,013 per year, Mr. Kuolas is paid a base salary of $209,000 per year and Mr. Daly is paid a base salary of $196,847 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. In addition, Mr. Keefe’s and Mr. Holleran’s agreements stipulate annual base salary increases. If the executive’s employment is terminated by reason of disability or resignation or in connection with a sale of the company, the executive is not entitled to receive any base compensation, fringe benefits or bonus after the date of the termination of employment. The employment agreements also provides for the subject executive to receive, in the event that we terminate the subject officer’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination. All executives will be required to sign a release as a condition to receiving any severance payments.

Each employment agreement also contains a “non-compete” provision prohibiting the executive from owning, managing, controlling, participating in or operating a competing business for a period of two years following termination of employment.

Equity Compensation

In connection with the consummation of the Acquisition in 2004, stock grants were awarded to the named executive officers. These stock holdings are reflected in Item 12 - Security Ownership of Certain Beneficial Owners and Management. We do not have an official plan to grant stock, however, the Compensation Committee may, at its discretion, award further shares to the named executive officers if it feels such action would be desirable to retain an executive. We do not grant any stock options or other equity-based compensation.

We do not have any pension of nonqualified deferred compensation plans.

Compensation of Directors

Directors who are officers of, or employed by, the Company or any of its subsidiaries are not additionally compensated for their Board activities. In addition, due to their affiliation with the Company’s principal equityholders, Mr. Grossman, Mr. Battaglia, Mr. Hunt and Mr. Diesbach are not compensated for their Board activities. Mr. Langer receives $2,500 for each Board meeting he attends.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Atlantic Broadband Group, LLC indirectly owns all of the membership units of our Company. The following table sets forth information regarding the beneficial ownership of the equity interests of Atlantic Broadband Group, LLC as of December 31, 2006, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of Atlantic Broadband Group;

•	each director of Atlantic Broadband Group;

•	each of our executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Holder(a)	Number of Equity Interests Beneficially Owned	Percentage of Total Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P.(a)(b)(c)	120,000,000	63.0%
ABRY Mezzanine Partners, L.P.(a)(d)	10,000,000	5.3%
Oak Hill(a)(e)	27,000,000	14.3%

Executive Officers and Directors:
Blake R. Battaglia(f)	—	—
Patrick Bratton	—	—
Chris Daly	—	—
Benjamin Diesbach	—	—
Jay M. Grossman(h)	—	—
Edward T. Holleran	250,000	*
John Hunt(g)	—	—
David J. Keefe	400,000	*
Almis Kuolas	—	—
Jack Langer	—	—
Executive Officers and Directors as a group (6 Persons):	650,000	*

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned. The total equity interests shown for ABRY Partners IV, L.P., ABRY Mezzanine Partners, L.P. and Oak Hill will equate to approximately 71.8%, 8.5%, and 18.8%, respectively, of the total voting equity interests of Atlantic Broadband Group, LLC.

(b)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(c)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.

(d)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.

(e)	Represents 26,364,688 owned by Oak Hill Capital Partners, L.P. and 635,312 owned by Oak Hill Capital Management Partners, L.P. The sole general partner of both entities is OHCP Gen Par, L.P. whose sole general partner is OHCP MGP, LLC.

(f)	Mr. Battaglia is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by either entity. Mr. Battaglia’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(g)	Mr. Hunt is a limited partner of ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by such entity. Mr. Hunt’s address is c/o ABRY Mezzanine Partners, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(h)	Mr. Grossman is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Grossman’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

Board of Directors

The board is currently composed of 7 directors, none of whom is likely to qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. Because affiliates of ABRY own more than 50% of the voting common stock of Atlantic Broadband Group, LLC we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain governance rules of The Nasdaq Stock Market LLC, including the requirements that the board of directors be composed of a majority of independent directors.

ITEM 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2004, 2005 and 2006, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Audit Fees	$235	$396	$426
Audit-Related Fees	560	—	—
Tax Fees	65	91	77

Total	$860	$487	$503

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.

“Audit-Related Fees” consisted of fees billed for due diligence procedures in connection with acquisitions.

“Tax Fees” consisted of fees billed for tax payment planning and property tax consultation services.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	The financial statements as indicated in the index set forth on page 50.

2.	Financial Statement Schedules:

Schedule II – Valuation and Qualifying accounts set forth on page F-16.

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

3.	Exhibits

EXHIBIT NUMBER	EXHIBIT

1.1	Purchase Agreement dated as of January 27, 2004 by and among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Cowen Securities Corporation.***

2.1	Asset Purchase Agreement dated as of September 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1a	First Amendment to the Asset Purchase Agreement, dated as of October 31, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1b	Second Amendment to the Asset Purchase Agreement, dated as of December 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1c	Third Amendment to the Asset Purchase Agreement, dated as of February 27, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

3.1	Certificate of Formation of Atlantic Broadband Finance, LLC.***

3.2	Certificate of Incorporation of Atlantic Broadband Finance, Inc.***

3.3	Certificate of Formation of Atlantic Broadband Management, LLC.***

3.4	Certificate of Formation of Atlantic Broadband (Miami), LLC.***

3.5	Certificate of Formation of Atlantic Broadband (Penn), LLC.***

3.6	Certificate of Formation Atlantic Broadband (Delmar), LLC.***

3.7a	Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.7b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.8	By-laws of Atlantic Broadband Finance, Inc.***

3.9a	Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.9b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

EXHIBIT NUMBER	EXHIBIT

3.10a	Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.10b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.11a	Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.11b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.12a	Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

3.12b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

4.1	Indenture, dated as of February 10, 2004, among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., the Guarantors and The Bank of New York, as trustee.***

4.2	Form of Note (included in Exhibit 4.1).**

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Credit Lyonnais New York Branch and Société Générale (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1a	Amendment No. 1 and Agreement, dated as of December 22, 2005 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1b	Amendment No. 2 and Agreement, dated as of March 6, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1c	Amendment No. 3 and Agreement, dated as of August 23, 2006 with respect to the Credit Agreement referred to in Exhibit 101. above (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).

10.1d	Amended and Restated Credit Agreement, dated as of March 7, 2007, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Calyon New York Branch and Société Générale.

10.2	Security Agreement, dated as of March 1, 2004 made by Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, and the Guarantors in favor of Société Générale.***

10.3	Guarantee, dated as of March 1, 2004 by Atlantic Broadband Holdings I, LLC in favor of Société Générale.***

10.4	Guarantee, dated as of March 1, 2004 by and among each Subsidiary Guarantor in favor of Société Générale.***

10.5	Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004 of Atlantic Broadband Group, LLC, by and among Atlantic Broadband Group, LLC and certain Members and Option Holders.***

10.6	Members Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, ABRY Partners IV, L.P., the Members and Option Holders.***

10.7	Registration Rights Agreement, dated as of March 1, 2004, by and among Atlantic Broadband Group, LLC and the Members and Option Holders.***

10.8	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and David J. Keefe.***

10.9	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.***

EXHIBIT NUMBER	EXHIBIT

10.10	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Patrick Bratton.***

10.11	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Almis Kuolas.***

10.12	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Chris Daly.***

10.13	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Matthew Murphy.***

10.14	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Richard Shea.***

10.15	Bill of Sale & Assignment and Assumption Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.16	Retained Franchise Management Agreement, dated as of March 1, 2004, by and between Hornell Television Service, Inc. and Atlantic Broadband Finance, LLC.***

10.17	Transition Services Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.18	Reimbursement Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, Atlantic Broadband Finance, LLC and ABRY Partners, LLC.***

10.19	Form of Incentive Unit Purchase Agreement.**

10.20	Asset Purchase Agreement among G Force LLC, Atlantic Broadband (SC) LLC and, solely for the purpose of Article VII therein, Atlantic Broadband Finance, LLC, dated as of July 13, 2006 (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

21.1	Subsidiaries of the Co-Registrants.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the corresponding Exhibit to Amendment No. 1 to the Registration Statement on Form S-4/A 333-11504, as filed on July 29, 2005.

***	Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-4 333-11504, as filed on May 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 2, 2007.

ATLANTIC BROADBAND FINANCE, LLC

By:	/s/ David J. Keefe
David J. Keefe CHIEF EXECUTIVE OFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 2, 2007

SIGNATURE	CAPACITY

/s/ David J. Keefe	Chief Executive Officer and Director (Principal Executive Officer)
David J. Keefe

/s/ Patrick Bratton	Chief Financial Officer (Principal Financial and Accounting Officer)
Patrick Bratton

/s/ Edward T. Holleran	Chief Operating Officer and Director
Edward T. Holleran

/s/ Jay M. Grossman	Director
Jay M. Grossman

/s/ Benjamin Diesbach	Director
Benjamin Diesbach

/s/ Blake Battaglia	Director
Blake Battaglia

/s/ John Hunt	Director
John Hunt

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Atlantic Broadband Finance, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Broadband Finance, LLC and its subsidiaries at December 31, 2006 and 2005 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
April 2, 2007

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Balance Sheets

December 31, 2006 and 2005

(in thousands)

	2006	2005
Assets
Current assets
Cash and cash equivalents	$10,250	$6,632
Accounts receivable—net of allowance for doubtful accounts of $447 and $529, respectively	7,411	6,417
Prepaid expenses and other current assets	1,615	1,613

Total current assets	19,276	14,662
Plant, property and equipment, net	200,365	175,996
Franchise rights	548,000	509,100
Goodwill	36,076	35,757
Other intangible assets, net	4,481	18,527
Debt issuance costs, net	11,200	11,895
Fair value of derivative instruments	690	4,083

Total assets	$820,088	$770,020

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$9,376	$6,563
Current portion of capital lease obligation	435	257
Accrued interest	8,912	8,047
Accounts payable	13,847	11,412
Accrued expenses	9,742	7,315
Unearned service revenue	3,868	3,321

Total current liabilities	46,180	36,915
Long-term debt, net of current portion	525,869	474,854
Capital lease obligation, net of current portion	585	474
Other long-term liabilities	1,913	1,966

Total liabilities	574,547	514,209

Commitments and contingencies (Note 11)
Member’s equity	262,400	262,500
Accumulated deficit	(16,859)	(6,689)

Total member’s equity	245,541	255,811

Total liabilities and member’s equity	$820,088	$770,020

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2006	2005	2004
Revenue	$212,575	$189,890	$151,001
Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	97,766	89,390	71,116
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	32,855	30,593	25,134
Depreciation and amortization	49,694	42,373	30,496

Income from operations	32,260	27,534	24,255
Interest expense	39,037	33,941	27,366
Unrealized loss (gain) on derivative instruments	3,393	(536)	(3,547)

Net income (loss)	$(10,170)	$(5,871)	$436

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2006, 2005 and 2004

(in thousands)

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
December 31, 2003	$1,709	$(1,254)	$455
Equity contributions from Parent	260,791	—	260,791
Net income	—	436	436

December 31, 2004	262,500	(818)	261,682
Net loss	—	(5,871)	(5,871)

December 31, 2005	262,500	(6,689)	255,811
Dividend to Parent	(100)	—	(100)
Net loss	—	(10,170)	(10,170)

December 31, 2006	$262,400	$(16,859)	$245,541

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income (loss)	$(10,170)	$(5,871)	$436
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	49,694	42,373	30,496
Amortization of debt issuance costs	1,895	1,895	1,571
Unrealized gain on derivative instrument	3,393	(536)	(3,547)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	34	(1,233)	(3,900)
Prepaid expenses and other current assets	103	(628)	(812)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	513	(2,494)	21,950
Unearned service revenue	348	163	3,158

Net cash provided by operating activities	45,810	33,669	49,352

Cash flows from investing activities
Purchases of property, plant and equipment	(31,647)	(34,586)	(26,449)
Acquisition of cable systems	(55,846)	(4,857)	(738,086)

Net cash used in investing activities	(87,493)	(39,443)	(764,535)

Cash flows from financing activities
Proceeds from issuance of debt	55,500	—	486,417
Repayments of debt principal	(8,562)	—	(5,000)
Payments of capital lease obligations	(337)	(206)	(6)
Proceeds from member’s contributions	—	—	260,791
Dividend to members	(100)	—	—
Payment of debt issuance costs	(1,200)	—	(15,019)

Net cash provided (used) by financing activities	45,301	(206)	727,183

Net change in cash and equivalents	3,618	(5,980)	12,000
Cash and cash equivalents, beginning of period	6,632	12,612	612

Cash and cash equivalents, end of period	$10,250	$6,632	$12,612

Supplemental disclosure of cash flow information
Interest paid	$36,277	$31,646	$18,232
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	626	713	230
Capital expenditures included in accounts payable and accrued expenses	3,864	3,028	3,248
Supplemental disclosure of noncash financing activities
Seller Note issued in conjunction with acquisition	6,890	—	—

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

The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required. The Company expects to generate cash flow from operations in excess of capital expenditures in 2007. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. Should the Company fail to meet its expectations, the Company would look to draw down against the existing revolving credit facility, obtain additional financing, refinance existing agreements, and/or reduce capital expenditures.

3. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives of property, plant and equipment and finite-lived intangible assets and the recoverability of the carrying values of goodwill, other intangible assets and fixed assets (which include capitalized labor and overhead costs) and commitments and contingencies. Actual results could differ from those estimates.

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

Plant and equipment are depreciated over the estimated useful life upon being placed into service. Depreciation of plant and equipment is provided on a straight-line basis, over the following estimated useful lives:

Asset Category	Estimated Useful Life (Years)
Office equipment & other	4-10
Subscriber equipment	4
Vehicles	5
Headend equipment	10
Distribution facilities	5-15
Building and leasehold improvements	5-15

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. The first step of the goodwill impairment test compares the fair value of a system with its carrying amount, including goodwill. If the fair value of the system exceeds its carrying amount, goodwill is not considered impaired. If the carrying amount of the system exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined by performing an assumed purchase price allocation, using the system’s fair value (as determined in the first step) as the purchase price. If the carrying amount of goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. Franchise operating rights are tested for impairment comparing the fair value to the carrying amount of the asset on a system by system basis. The fair value of each system is determined using the discounted cash flow valuation method.

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. As of December 31, 2006, the Company did not identify any triggering events for an impairment assessment. The Company completed its annual impairment on March 1, 2006 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts which would impact these annual impairment results were noted as of December 31, 2006.

Amortization expense on intangible assets with a definite life for the next five years as of December 31, 2006 is as follows:

Amortization Expense
2007	$3,231
2008	725
2009	189
Thereafter	—

Realizability of Long-Lived Assets

The carrying values of long-lived assets, which include construction material, property, plant and equipment, and other intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Any impairment loss would be measured as the amount by which the carrying amount exceeded the fair value, most likely determined by future discounted cash flows. Management believes that there have been no impairments as of December 31, 2006.

Debt Issuance Costs

Certain costs associated with issuance of the Company’s debt have been capitalized. These debt issuance costs are amortized over the life of the Credit Facility using the effective interest method. Amortization expense related to debt issuance costs charged to interest expense in 2006, 2005 and 2004 was $1,895, $1,895 and $1,571, respectively.

Deferred Credits

Deferred credits consist primarily of deferred launch incentives. The Company receives launch incentive payments from programmers. These incentive payments are deferred and recognized over the life of the related programming agreements as an offset to programming costs in direct expenses. To date, these amounts have not been material.

Revenue Recognition

Revenues are generally recognized when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. Revenues from video and Internet access services are recognized based upon monthly service fees or fees per event. Revenue for customer fees, equipment rental, advertising and pay-per-view programming is recognized in the period that the services are delivered. Video and non-video installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amounts are deferred and recognized over the estimated average period that the customers are expected to remain connected to the cable system. Under the terms of the Company’s non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service to the local franchise authority. The Company normally passes these fees through to its cable subscribers.

Marketing Costs

The cost of marketing, advertising, and selling is expensed as incurred and are included in sales, general and administrative expenses. Marketing, advertising, and selling expense in 2006, 2005 and 2004 was $9,669, $9,332 and $5,007, respectively.

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

SFAS 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. At December 31, 2006 and 2005, derivative instruments consist solely of Swaps which are used to reduce the Company’s exposure to interest rate fluctuations on its variable rate debt (see Note 8). At December 31, 2006 and 2005, the Swaps were recorded at fair value as an asset of $690 and $4,083, respectively.

The interest rate swap agreements are not designated as hedging instruments, accordingly, changes in fair values are recognized currently in earnings. The Company recorded a loss of $3,393 for the year ended December 31, 2006 and a gain of $536 and $3,547 for the years ended December 31, 2005 and 2004, respectively, from marking to market these derivative instruments.

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

Recently Issued Accounting Standards

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial positions or results of operations.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. It is effective for us beginning in fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. It is effective for us beginning in fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 159.

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

G Force LLC

On July 13, 2006, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in South Carolina. The Company financed the acquisition through an increase in its Senior Credit Facility and the issuance of a $6.9 note payable to the seller of the assets. The transaction was consummated on November 1, 2006. The total purchase price for the assets acquired, excluding liabilities assumed, was $62,610.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company obtained third-party valuations of certain acquired intangible assets from Grant Thornton LLP.

November 1, 2006
Accounts receivable	$1,028
Prepaid expenses and other current assets	82
Property and equipment	21,631
Intangible assets, including franchise operating rights	39,700
Goodwill, including transaction costs	169

Total assets acquired	62,610
Less: Accrued liabilities assumed	1,240

Net assets acquired	$61,370

Of the $39,364 of acquired intangibles, $38,900 was assigned to franchise operating rights that are not subject to amortization and $464 was assigned to subscriber relationships (estimated useful life of approximately 3 years).

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,
	2006	2005
Distribution facilities	$167,721	$128,813
Subscriber equipment	48,058	41,124
Headend equipment	26,478	22,124
Buildings and leasehold improvements	8,816	7,200
Office equipment and other	10,258	8,196
Vehicles and equipment	6,641	5,313
Land	1,929	1,523
Construction in progress	510	1,851
Material inventory	4,130	3,052

Total plant, property and equipment	274,541	219,196
Less: accumulated depreciation	74,176	43,200

Plant, property and equipment, net	$200,365	$175,996

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $34,125, $27,341 and $17,967, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2006	2005
Subscriber relationships	$45,411	$43,888
Other intangible assets	2,200	2,200

Total intangible assets	47,611	46,088
Less: Accumulated amortization	43,130	27,561

Intangible assets, net	$4,481	$18,527

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was $15,569, $15,032 and $12,529, respectively.

The change in the carrying value of goodwill for the years ended December 31, 2006 and 2005 was as follows:

	December 31
	2006	2005
Beginning balance	$35,757	$35,299
Acquisitions	319	—
Additional purchase price paid	—	458

Ending balance	$36,076	$35,757

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2006	2005
Franchise, copyright and revenue sharing fees	$2,394	$2,100
Payroll and related taxes	3,204	2,687
Accrued purchase price	333	500
Other accrued expenses	3,811	2,028

Total accrued liabilities	$9,742	$7,315

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

At December 31, 2006, there was $348,438 outstanding under the Term Loans and $29,917 under the Revolver. At December 31, 2005, there was $305,000 outstanding under the Term Loans and $26,417 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2006, 2005 and 2004 on the Term Note and Revolver was 7.59%, 6.20% and 5.05%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of December 31, 2006, there was approximately $60,083 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of December 31, 2006, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2007 through 2011 are as follows:

2007	$9,376
2008	9,250
2009	9,250
2010	115,948
2011	234,531

$378,355

On August 23, 2006, the Company amended its Senior Credit Facility to increase the Term Loan commitment by $50.0 million in anticipation of the pending acquisition of G Force LLC. The acquisition closed and the additional Term Loan borrowings occurred on November 1, 2006. The additional borrowings were made under the same conditions as the original Term Loans.

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

Debt Issuance Costs

For the year ended December 31, 2004, the Company capitalized $15,019 of debt issuance costs related to the Senior Credit Facility and the Notes. In addition, the Company capitalized $1,200 of debt issuance costs related to the increased borrowings under the Senior Credit Facility to fund the acquisition of the G Force LLC assets. Debt issuance costs are amortized using the effective interest method over the term of the Senior Credit Facility.

Interest Rate Swap Agreements

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility related to these changes, the Company entered into interest rate swap agreements. The Company is required by its Senior Credit Facility to maintain fifty percent of its outstanding Term Loans in an interest rate swap agreement for three years. These agreements convert at least one-half of the Company’s Term Loan floating rate debt under the Credit Facility to fixed rate debt. The Company’s swap position as of December 31, 2006, 2005 and 2004 was satisfied by three agreements entered into on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. The marking-to-market of the interest rate swap agreements resulted in the recognition of $3,393 in other expense for the year ended December 31, 2006 and $536 and $3,547 in other income for the years ended December 31, 2005 and 2004, respectively.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. On December 22, 2005, the Company amended its Senior Credit Agreement to increase the level of capital expenditures allowed during 2005.

The Company was in compliance with all such covenants at December 31, 2006, 2005 and 2004.

On March 6, 2007, the Company further amended its Senior Credit Agreement to increase capital expenditure limits and to adjust certain financial covenant ratios for periods beginning in 2007. The amended financial covenant ratios are less restrictive that the previously effective ratios.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems.

10. Employee Benefits

401(k) Savings Plan

During 2004, the Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions subject to a limit of the first 5% of the participant’s compensation. During 2006, 2005 and 2004, the Company recorded $368, $368 and $240, respectively, of expense related to the 401(k) plan.

11. Commitments and contingencies

The Company currently leases office and warehouse space and equipment under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements for the years 2006, 2005 and 2004 was $640, $604 and $490, respectively.

The Company has entered into several lease commitments for equipment and facilities. Future minimum lease commitments under non-cancelable leases and service agreements as of December 31, 2006 are as follows:

	Capital Leases	Operating Leases
2007	$484	$688
2008	415	601
2009	193	473
2010	11	412
2011	—	342
Thereafter	—	376

Total minimum lease payments	1,103	$2,892

Less: Amounts representing interest	(83)

Present value of net minimum lease payments	$1,020

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

13. Valuation and Qualifying Accounts

Allowance for doubtful accounts roll forward:

	Balance at beginning of period	Acquisition	Charged in operations	Deductions	Balance at end of period
	(dollars in thousands)
Year ended December 31, 2004	$—	$359	$2,096	$(1,892)	$563
Year ended December 31, 2005	$563	$—	$2,041	$(2,075)	$529
Year ended December 31, 2006	$529	$—	$1,873	$(1,955)	$447

14. Subsequent Events

On March 6, 2007, the Company amended its Senior Credit Facility and increased the Term Loan commitment and borrowings by $104.5 million. The proceeds of the additional Term Loans were used to provide a dividend to its members of $77.6 million and to reduce outstanding Revolver borrowings by $23.0 million. The balance of the proceeds were used for working capital purposes. The additional borrowings were made under substantially the same conditions as the original Term Loans. The resulting principal payments under the Senior Credit Facility for each year ended December 31, 2007 through 2011 are as follows:

2007	$3,522
2008	4,528
2009	4,528
2010	118,422
2011	328,855

$459,855