Form 10-Q
period 2007-03-31
Atlantic Broadband Finance, LLC
filed 2007-05-15
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2006	March 31, 2007
Assets
Current assets
Cash and cash equivalents	$10,250	$3,853
Accounts receivable—net of allowance for doubtful accounts of $529 and $512, respectively	7,411	7,066
Prepaid expenses and other current assets	1,615	1,773

Total current assets	19,276	12,692
Plant, property and equipment, net	200,365	201,893
Franchise rights	548,000	547,828
Goodwill	36,076	35,905
Other intangible assets, net	4,481	1,762
Debt issuance costs, net	11,200	11,210
Fair value of derivative instruments	690	—

Total assets	$820,088	$811,290

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$9,376	$4,528
Current portion of capital lease obligations	435	435
Accrued interest	8,912	3,108
Accounts payable	13,847	12,606
Accrued expenses	9,742	7,474
Unearned service revenue	3,868	4,622

Total current liabilities	46,180	32,773
Long-term debt	525,869	612,046
Capital lease obligation, net of current portion	585	474
Fair value of derivative instruments	—	746
Other long-term liabilities	1,913	2,093

Total liabilities	574,547	648,132

Member’s equity	262,400	184,772
Accumulated deficit	(16,859)	(21,614)

Total member’s equity	245,541	163,158

Total liabilities and member’s equity	$820,088	$811,290

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2007
Cable service revenue	$49,959	$59,917

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	23,129	28,473
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	8,300	9,214
Depreciation and amortization	11,425	12,912

Income from operations	7,105	9,318
Interest expense	8,998	12,267
Loss on extinguishment of debt	—	370
Net loss on derivative instruments	470	1,436

Net loss	$(2,363)	$(4,755)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities
Net loss	$(2,363)	$(4,755)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	11,425	12,912
Amortization of debt issuance costs	474	1,473
Loss on extinguishment of debt	—	370
Net loss on derivative instrument	470	1,436
Changes in operating assets and liabilities
Accounts receivable	1,839	345
Prepaid expenses and other current assets	(428)	(158)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(8,241)	(12,586)
Unearned service revenue	532	754

Net cash provided by (used in) operating activities	3,708	(209)

Cash flows from investing activities
Purchases of property, plant and equipment	(5,123)	(8,268)
Acquisition of cable systems	—	298

Net cash used in investing activities	(5,123)	(7,970)

Cash flows from financing activities
Proceeds from issuance of debt	—	81,500
Repayments of debt principal	—	(126)
Payments of capital lease obligations	—	(111)
Dividend to members	(65)	(77,628)
Payment of debt issuance costs	—	(1,853)

Net cash (used in) provided by financing activities	(65)	1,782

Net change in cash and equivalents	(1,480)	(6,397)
Cash and cash equivalents, beginning of period	6,632	10,250

Cash and cash equivalents, end of period	$5,152	$3,853

Supplemental disclosure of cash flow information
Interest paid	$11,979	$16,598
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,036	3,453
Supplemental disclosure of noncash financing activities
Reduction in Seller Note in conjunction with final cable system purchase price determination	—	45

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

On September 3, 2003, the Company entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. (“Charter”) to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (the “Systems”) for approximately $738.1 million, subject to closing adjustments. The Company obtained equity and debt financing to fund the acquisition, which was consummated on March 1, 2004. On July 13, 2006, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in South Carolina for approximately $61.0 million. We obtained additional debt financing and issued a note payable to the seller of the assets to fund this transaction which was consummated on November 1, 2006.

The Systems offer their customers traditional cable video programming as well as high-speed data services and other advanced video related broadband services such as high definition television. The Systems sell their video programming, high-speed data and advanced broadband cable services on a subscription basis.

On March 31, 2007, the Company had approximately 289,000 cable, 98,000 residential high-speed Internet and 17,000 telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2007 and for the three months ended March 31, 2006 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Judgment is required to determine the extent to which indirect costs, or overhead, are incurred as a result of specific capital activities and, therefore, should be capitalized. We capitalize overhead based upon an allocation of the portion of indirect costs that contribute to capitalizable activities using an overhead rate applied to the amount of direct labor capitalized. We have established overhead rates based on an analysis of the nature of costs incurred in support of capitalizable activities and a determination of the portion of costs which is directly attributable to capitalizable activities. The primary costs that are included in the determination of overhead rates are (i) employee benefits and payroll taxes associated with capitalized direct labor, (ii) direct variable costs associated with capitalizable activities, consisting primarily of installation and construction vehicle costs, (iii) the cost of support personnel, such as dispatch that directly assist with capitalizable installation activities, and (iv) other costs directly attributable to capitalizable activities.

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

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company completed its annual impairment test as of March 1, 2007 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts which would impact these annual impairment results were noted as of March 31, 2007.

Amortization expense on intangible assets with a definite life for the next five years as of March 31, 2007 is as follows:

Amortization Expense
2007	$643
2008	837
2009	282

4. Acquisition

G Force LLC

On July 13, 2006, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in Aiken, South Carolina. The Company financed the acquisition through an increase in its Senior Credit Facility and the issuance of a $6.9 million note payable to the seller of the assets. The transaction was consummated on November 1, 2006. The total purchase price for the assets acquired, excluding liabilities assumed, was $62,269.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The Company obtained third-party valuations of certain acquired intangible assets from Grant Thornton LLP.

November 1, 2006
Accounts receivable	$1,028
Prepaid expenses and other current assets	82
Property and equipment	21,631
Intangible assets, including franchise operating rights	39,528

Total assets acquired	62,269
Less: Accrued liabilities assumed	1,240

Net assets acquired	$61,029

Of the $39,528 of acquired intangibles, $38,728 was assigned to franchise operating rights that are not subject to amortization and $800 was assigned to subscriber relationships (estimated useful life of approximately 3 years).

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2006	March 31, 2007
Distribution facilities	$164,609	$168,856
Subscriber equipment	48,058	51,456
Headend equipment	29,590	31,053
Buildings and leasehold improvements	8,816	8,869
Office equipment and other	10,258	11,204
Vehicles and equipment	6,641	6,804
Land	1,929	1,929
Construction in progress	510	637
Material inventory	4,130	4,569

Total plant, property and equipment	274,541	285,377
Less: accumulated depreciation	74,176	83,484

Plant, property and equipment, net	$200,365	$201,893

Depreciation expense for the three months ended March 31, 2006 and 2007 was $7,584 and $10,193, respectively.

6. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2006	March 31, 2007
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	43,130	45,849

Intangible assets, net	$4,481	$1,762

Amortization expense for the three months ended March 31, 2006 and 2007 was $3,841 and $2,718, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2006	March 31, 2007
Franchise, copyright and revenue sharing fees	$2,394	$1,831
Payroll and related taxes	3,204	1,614
Accrued purchase price	333	167
Other accrued expenses	3,811	3,862

Total accrued liabilities	$9,742	$7,474

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

At December 31, 2006, there was $348,438 outstanding under the Term Loans and $29,917 under the Revolver. At March 31, 2007, there was $452,812 outstanding under the Term Loans and $6,917 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2006 and 2007 on the Term Note and Revolver was 7.59% and 7.96%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of March 31, 2007, there was approximately $83,083 of unused commitments under the Revolver, respectively, all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of March 31, 2007, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2007 through 2011 are as follows:

2007	$3,396
2008	4,528
2009	4,528
2010	118,422
2011	328,855

$459,729

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

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08% The marking-to-market of the interest rate swap agreements resulted in the recognition of $470 and $1,436 in other expense for the three months ended March 31, 2006 and 2007, respectively.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77,628.

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

Historical Performance

Operating Data

	March 31, 2006	December 31, 2006	March 31, 2007
Equivalent Basic Units (“EBU’s”)	213,520	231,473	230,660
Digital subscribers	74,830	79,704	80,382
High Speed Data (“HSD”) subscribers	75,114	91,468	98,416
Telephone subscribers	1,381	11,915	16,777
Homes passed	439,593	493,643	494,762
Internet-ready homes passed	425,366	468,897	470,016
Telephone-ready homes passed	96,496	300,904	364,053
Basic subscribers	251,467	288,133	288,694

Basic penetration of homes passed	57.2%	58.4%	58.4%
Digital penetration of basic subscribers	29.8%	27.7%	27.8%
HSD penetration of internet-ready homes passed	17.7%	19.5%	20.9%
Telephone penetration of telephone-ready homes passed	1.4%	4.0%	4.6%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended March 31.
	2006		2007
	Amount	%	Amount	%
	(dollars in thousands)
Revenue:
Video	$32,549	65.2%	$37,387	62.4%
High Speed Data	7,207	14.4	9,437	15.7
Telephone	98	0.2	1,648	2.8
Advertising Sales	1,330	2.7	1,631	2.7
Commercial	4,165	8.3	4,866	8.1
Other	4,610	9.2	4,948	8.3

Total revenue	$49,959	100.0%	$59,917	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	23,129	46.3%	28,473	47.5%
Selling, general and administrative	8,300	16.6%	9,214	15.4%
Depreciation and amortization	11,425	22.9%	12,912	21.5%

Income from operations	7,105		9,318

Other expenses:
Loss from derivative instruments	(470)		(1,436)
Loss on extinguishment of debt	—		(370)
Interest expense, net	(8,998)		(12,267)

Loss before income taxes	$(2,363)		$(4,755)

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Revenue for the three months ended March 31, 2007 was $59.9 million as compared to $50.0 million for the three months ended March 31, 2006, an increase of $9.9 million or 19.8%. This increase was mainly the result of (i) $3.9 million in revenue from the newly acquired Aiken system, (ii) an increase in high-speed data revenue of 24.6% excluding Aiken results from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $1.6 million increase in telephone revenue generated by this new service offering which is now available to the majority of our markets. We expect revenues to continue to increase as we increase our internet-ready and telephone-ready homes passed with the expected completion of the Aiken system upgrade and the launch of telephone service in some of our smaller markets in Western Pennsylvania.

Operating expenses for the three months ended March 31, 2007 were $28.5 million as compared to $23.1 million for the same period in 2006. The $5.4 million increase was mainly the result of incremental Aiken system expenses of $2.2 million, increased programming costs in conjunction with annual contractual increases and increased technical and customer support expenses trending with the growth in revenue and revenue generating units. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended March 31, 2007 were $9.2 million as compared to $8.3 million for the three months ended March 31, 2006, an increase of $0.9 million. This increase resulted mainly from $0.7 million in incremental Aiken system expenses and general increases in staffing and related costs to support the growth in our customer base, offset by the non-recurrence of approximately $0.6 million in senior debt amendment fees incurred in 2006. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $12.9 million for the three months ended March 31, 2007, compared with $11.4 million for the same period in 2006, an increase of $1.5 million. This increase was the result of an overall increase in capital expenditures due mainly to the launch of telephone service and additional deployment of customer premise equipment.

Income from operations for the three months ended March 31, 2007 was $9.3 million as compared to $7.1 million for the same period in 2006 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.4 million in other expense for the three months ended March 31, 2007 as compared to $0.5 million for the three months ended March 31, 2006 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2007 was $12.3 million as compared to $9.0 million for the three months ended March 31, 2006. This $3.3 million increase was primarily attributable to increased borrowing to finance the acquisition of G Force LLC and the March 2007 members dividend , coupled with higher interest rates in 2007.

In connection with the March 2007 refinancing, the Company recognized a loss of $0.4 related to the expensing of previously capitalized debt issuance costs.

As a result of the factors described above, the net loss was $4.8 million for the three months ended March 31, 2007 as compared to $2.4 million for the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of March 31, 2007, the Company has total debt outstanding of $617.5 million (including capital lease obligations).

We have a $542.8 million senior credit facility, consisting of a $90 million revolving credit facility and a $452.8 million term loan B tranche. At March 31, 2007, $6.9 million of the revolving credit facility (the “Revolver”) was outstanding, with $83.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loan B mature on October 1, 2011 and are payable in quarterly installments which began on June 30, 2006.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of March 31, 2007 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$459,729	$3,396	$4,528	$4,528	$118,422	$328,855	$—
6% Seller Note	6,845	—	—	6,845	—	—	—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	235,226	36,489	48,352	48,422	47,367	25,885	28,711
Capitalized leases (including interest)	993	374	415	193	11	—	—
Operating leases	2,720	516	601	473	412	342	376

Total cash contractual obligations	$855,513	$40,775	$53,896	$60,461	$166,212	$355,082	$179,087

Cash Flows

Cash used in operations decreased to $0.2 million for the three months ended March 31, 2007 as compared to cash provided by operations of $3.7 million for the same period in 2006. This is mainly the result of the timing of payments of liabilities, with accounts payable, accrued interest and accrued expenses decreasing by $12.6 million for the three months ended March 31, 2007 as compared to $8.2 million for the comparable period in 2006.

Cash used in investing activities increased to $8.0 million for the three months ended March 31, 2007 from $5.1 million for the same period in 2006. This increase is mainly the result of the capital expenditures associated with the rebuild of the newly acquired South Carolina systems, as well as higher levels of customer premise equipment.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$32,054	$33,227	$34,401	$35,575	$36,748
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$46,117	$47,290	$48,464	$49,638	$50,811

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

At March 31, 2007, we had in effect four interest rate swaps with three separate commercial banks, with a total notional amount of $225.0 million with a term of two years at a fixed rate of 5.08%. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive or pay to settle the agreements, was a liability of approximately $0.7 million at March 31, 2007 and a receivable of approximately $0.7 million at December 31, 2006.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2007 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2006 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2007.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer