Form 10-Q
period 2007-09-30
Atlantic Broadband Finance, LLC
filed 2007-11-09
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2007

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2006	September 30, 2007
Assets
Current assets
Cash and cash equivalents	$10,250	$4,777
Accounts receivable—net of allowance for doubtful accounts of $447 and $472, respectively	7,411	7,184
Prepaid expenses and other current assets	1,615	1,912

Total current assets	19,276	13,873
Plant, property and equipment, net	200,365	202,399
Franchise rights	548,000	547,828
Goodwill	36,076	35,905
Other intangible assets, net	4,481	1,329
Debt issuance costs, net	11,200	10,066
Fair value of derivative instruments	690	—

Total assets	$820,088	$811,400

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$9,376	$4,528
Current portion of capital lease obligations	435	435
Accrued interest	8,912	3,538
Accounts payable	13,847	13,626
Accrued expenses	9,742	9,831
Unearned service revenue	3,868	4,213

Total current liabilities	46,180	36,171
Long-term debt	525,869	617,782
Capital lease obligation, net of current portion	585	256
Fair value of derivative instruments	—	1,352
Other long-term liabilities	1,913	2,235

Total liabilities	574,547	657,796

Member’s equity	262,400	179,717
Accumulated deficit	(16,859)	(26,113)

Total member’s equity	245,541	153,604

Total liabilities and member’s equity	$820,088	$811,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Revenue	$53,406	$63,529	$155,018	$185,506

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	24,959	29,764	71,746	87,878
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	7,571	9,174	23,557	27,820
Depreciation and amortization	12,492	11,559	36,549	38,314

Income from operations	8,384	13,032	23,166	31,494
Interest expense	9,784	13,166	28,443	38,336
Loss on extinguishment of debt	—	—	—	370
Net loss on derivative instruments	2,135	2,018	2,899	2,042

Net loss	$(3,535)	$(2,152)	$(8,176)	$(9,254)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2007
Cash flows from operating activities
Net loss	$(8,176)	$(9,254)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	36,549	38,314
Amortization of debt issuance costs	1,422	2,617
Loss on extinguishment of debt	—	370
Net loss on derivative instrument	2,899	2,042
Changes in operating assets and liabilities net of acquisition
Accounts receivable	1,057	227
Prepaid expenses and other current assets	(865)	(297)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(6,302)	(9,249)
Unearned service revenue	202	345

Net cash provided by operating activities	26,786	25,115

Cash flows from investing activities
Purchases of property, plant and equipment	(21,782)	(33,131)
Acquisition of cable systems	(1,216)	298

Net cash used in investing activities	(22,998)	(32,833)

Cash flows from financing activities
Proceeds from issuance of debt	—	89,500
Repayments of debt principal	(4,375)	(2,390)
Payments of capital lease obligations	(255)	(329)
Dividend to members	(70)	(82,683)
Payment of debt issuance costs	—	(1,853)

Net cash (used in) provided by financing activities	(4,700)	2,245

Net change in cash and equivalents	(912)	(5,473)
Cash and cash equivalents, beginning of period	6,632	10,250

Cash and cash equivalents, end of period	$5,720	$4,777

Supplemental disclosure of cash flow information
Interest paid	$27,139	$41,093
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,539	4,065
Equipment acquired under capital leases	713	—
Supplemental disclosure of noncash financing activities
Reduction in Seller Note in conjunction with final cable system purchase price determination	—	45

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

On September 30, 2007, the Company had approximately 287,000 cable, 106,000 residential high-speed Internet and 26,000 telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required. The Company expects to generate cash flow from operations in excess of capital expenditures in 2007. Operating cash flow along with capacity under the Company’s revolving credit facility is expected to be sufficient to repay current obligations and outstanding debt as they become due for the foreseeable future. Should the Company fail to meet its expectations, the Company would look to obtain additional financing, refinance existing agreements, and/or reduce capital expenditures.

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company completed its annual impairment test as of March 1, 2007 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts which would impact these annual impairment results were noted as of September 30, 2007.

Amortization expense on intangible assets with a definite life for the next five years as of September 30, 2007 is as follows:

Amortization Expense
2007	$210
2008	837
2009	282

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

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2006	September 30, 2007
Distribution facilities	$164,609	$179,098
Subscriber equipment	48,058	53,476
Headend equipment	29,590	33,491
Buildings and leasehold improvements	8,816	9,325
Office equipment and other	10,258	12,388
Vehicles and equipment	6,641	7,769
Land	1,929	1,974
Construction in progress	510	2,671
Material inventory	4,130	3,900

Total plant, property and equipment	274,541	304,092
Less: accumulated depreciation	74,176	101,693

Plant, property and equipment, net	$200,365	$202,399

Depreciation expense for the three and nine months ended September 30, 2006 was $8,651 and $25,027, respectively and for the three and nine months ended September 30, 2007 was $11,350 and $35,162, respectively.

6. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2006	September 30, 2007
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	43,130	46,282

Intangible assets, net	$4,481	$1,329

Amortization expense for the three and six months ended September 30, 2006 was $3,841 and $11,522, respectively and for the three and nine months ended September 30, 2007 was $209 and $3,152, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2006	September 30, 2007
Franchise and revenue sharing fees	$2,394	$2,371
Payroll and related taxes	3,204	2,519
Accrued purchase price	333	167
Other accrued expenses	3,811	4,774

Total accrued liabilities	$9,742	$9,831

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

At December 31, 2006, there was $348,438 outstanding under the Term Loans and $29,917 under the Revolver. At September 30, 2007, there was $450,548 outstanding under the Term Loans and $14,917 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2006 and 2007 on the Term Note and Revolver was 7.64% and 8.20%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of September 30, 2007, there was approximately $75,083 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of September 30, 2007, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2007 through 2011 are as follows:

2007	$1,132
2008	4,528
2009	4,528
2010	126,422
2011	328,855

$465,465

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

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08% The marking-to-market of the interest rate swap agreements resulted in the recognition of $2,135 and $2,899 in other expense for the three and nine months ended September 30, 2006, respectively, and $2,018 and $2,042 in other expense for the three and nine months ended September 30, 2007, respectively.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77,628. In June and August 2007, the Company provided an additional dividend to its members of $5,025 and $30, respectively.

10. Subsequent Event

In October 2007, the Company provided a dividend to its members of $5,000.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Atlantic Broadband Finance, LLC is a wholly-owned subsidiary of Atlantic Broadband Group, LLC. On September 3, 2003, Atlantic entered into an agreement with affiliates of Charter Communications, Inc. to acquire cable systems in Pennsylvania, Florida, Delaware, Maryland, New York and West Virginia. The sale of all of the cable systems excluding those in New York closed on March 1, 2004, while Atlantic operated the New York system under a retained franchise operating agreement commencing in conjunction with the acquisition of the other systems until this remaining sale closed on April 30, 2004. On July 13, 2006, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in South Carolina. This transaction was consummated on November 1, 2006.

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

Historical Performance

Operating Data

	September 30, 2006	December 31, 2006	September 30, 2007
Equivalent Basic Units (“EBU’s”)	212,172	231,473	228,155
Digital subscribers	74,173	79,704	82,054
High Speed Data (“HSD”) subscribers	82,248	91,468	105,833
Telephone subscribers	7,751	11,915	25,914
Homes passed	440,935	493,643	496,936
Internet-ready homes passed	425,682	468,897	477,186
Telephone-ready homes passed	263,345	300,904	403,323
Basic subscribers	265,164	288,133	286,819

Basic penetration of homes passed	60.1%	58.4%	57.7%
Digital penetration of basic subscribers	28.0%	27.7%	28.6%
HSD penetration of internet-ready homes passed	19.3%	19.5%	22.2%
Telephone penetration of telephone-ready homes passed	2.9%	4.0%	6.4%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2007		2006		2007
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$34,020	63.7%	$38,372	60.4%	$99,755	64.4%	$113,814	61.4%
High Speed Data	8,391	15.7	10,255	16.2	22,998	14.8	29,567	15.9
Telephone	700	1.3	2,683	4.2	1,125	0.7	6,537	3.5
Advertising Sales	1,586	3.0	1,638	2.6	4,505	2.9	4,956	2.7
Commercial	4,111	7.7	5,161	8.1	12,858	8.3	15,029	8.1
Other	4,598	8.6	5,420	8.5	13,777	8.9	15,603	8.4

Total revenue	$53,406	100.0%	$63,529	100.0%	$155,018	100.0%	$185,506	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	24,959	46.7%	29,764	46.9%	71,746	46.3%	87,878	47.4%
Selling, general and administrative	7,571	14.2%	9,174	14.4%	23,557	15.2%	27,820	15.0%
Depreciation and amortization	12,492	23.4%	11,559	18.2%	36,549	23.6%	38,314	20.7%

Income from operations	8,384		13,032		23,166		31,494

Other Income (expenses):

Loss from derivative instruments	(2,135)		(2,018)		(2,899)		(2,042)
Loss on extinguishment of debt	—		—		—		(370)
Interest expense	(9,784)		(13,166)		(28,443)		(38,336)

Net loss	$(3,535)		$(2,152)		$(8,176)		$(9,254)

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Revenue for the three months ended September 30, 2007 was $63.5 million as compared to $53.4 million for the three months ended September 30, 2006, an increase of $10.1 million or 18.9%. This increase was mainly the result of (i) $4.2 million in revenue from the newly acquired Aiken system, (ii) an increase in high-speed data revenue of $1.3 million or 15.3% excluding Aiken results from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $2.0 million increase in telephone revenue generated by this new service offering which is now available to the majority of our markets. We expect revenues to continue to increase as we increase our internet-ready and telephone-ready homes passed with the expected completion of the Aiken system upgrade and the launch of telephone service in some of our smaller markets in Western Pennsylvania.

Operating expenses for the three months ended September 30, 2007 were $29.8 million as compared to $25.0 million for the same period in 2006. The $4.8 million increase was mainly the result of incremental Aiken system expenses of $2.4 million, increased programming costs in conjunction with annual contractual increases and increased technical and customer support expenses trending with the growth in revenue and revenue generating units. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended September 30, 2007 were $9.2 million as compared to $7.6 million for the three months ended September 30, 2006, an increase of $1.6 million. This increase resulted mainly from $0.8 million in incremental Aiken system expenses, an increase of 13.3% in sales and marketing costs to continue to drive subscriber growth and general increases in staffing and related costs to support the growth in our customer base as well as higher billing and bad debt expenses as we continue to increase revenue. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $11.6 million for the three months ended September 30, 2007, compared with $12.5 million for the same period in 2006, a decrease of $0.9 million. This decrease was the result of a reduction in amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives, somewhat offset by an overall increase in capital expenditures due mainly to the launch of telephone service and additional deployment of customer premise equipment.

Income from operations for the three months ended September 30, 2007 was $13.0 million as compared to $8.4 million for the same period in 2006 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $2.0 million in other expense for the three months ended September 30, 2007 as compared to $2.1 million in other expense for the three months ended September 30, 2006 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2007 was $13.2 million as compared to $9.8 million for the three months ended September 30, 2006. This $3.4 million increase was primarily attributable to increased borrowing to finance the acquisition of G Force LLC and the March 2007 members dividend, coupled with higher interest rates in 2007 as compared to 2006.

As a result of the factors described above, the net loss was $2.2 million for the three months ended September 30, 2007 as compared to $3.5 million for the same period in 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Revenue for the nine months ended September 30, 2007 was $185.5 million as compared to $155.0 million for the nine months ended September 30, 2006, an increase of $30.5 million or 19.7%. This increase was mainly the result of a (i) $12.0 million in revenue from the recently acquired Aiken system, (ii) a $5.0 million or 21.9% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $5.4 million increase in telephone revenue generated by this new service offering.

Operating expenses for the nine months ended September 30, 2007 were $87.9 million as compared to $71.7 million for the same period in 2006. The $16.2 million increase was mainly the result of incremental Aiken system operating expenses of $6.9 million, increased programming costs in conjunction with annual contractual increases, and the incurrence of costs associated with our launch of cable telephony service.

Selling, general and administrative expenses for the nine months ended September 30, 2007 were $27.8 million as compared to $23.6 million for the nine months ended September 30, 2006, an increase of $4.2 million. This increase resulted mainly from $2.2 million in incremental Aiken system expenses and a 17.2% increase in sales and marketing costs to continue to drive revenue and subscriber levels.

Depreciation of property and equipment and amortization expense was $38.3 million for the nine months ended September 30, 2007, compared with $36.5 million for the same period in 2006, an increase of $1.8 million. This increase was the result of an overall increase in capital expenditures due mainly to the system rebuild in Aiken, as well as approximately $3.7 million of plant assets which were written off in conjunction with the Aiken system rebuild and additional deployment of customer premise equipment. This is partially offset by reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives.

Income from operations for the nine months ended September 30, 2007 was $31.5 million as compared to $23.2 million for the same period in 2006 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $2.0 million in other expense for the nine months ended September 30, 2007 as compared to $2.9 million for the nine months ended September 30, 2006 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2007 was $38.3 million as compared to $28.4 million for the nine months ended September 30, 2006. This $9.9 million increase was primarily attributable to increased borrowing to finance the acquisition of G Force LLC and the March 2007 members dividend, coupled with higher interest rates in 2007 as compared to 2006.

In connection with the March 2007 refinancing, the Company recognized a loss of $0.4 million related to the expensing of previously capitalized debt issuance costs.

As a result of the factors described above, the net loss was $9.3 million for the nine months ended September 30, 2007 as compared to $8.2 million for the nine months ended September 30, 2006.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8 % Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of September 30, 2007, the Company has total debt outstanding of $623.0 million (including capital lease obligations).

We have a $540.6 million senior credit facility, consisting of a $90 million revolving credit facility and a $450.6 million term loan B tranche. At September 30, 2007, $14.9 million of the revolving credit facility (the “Revolver”) was outstanding, with $75.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67.5 million from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loan B mature on October 1, 2011 and are payable in quarterly installments which began on June 30, 2006.

We expect to incur capital expenditures in 2007 at a level greater than 2006 as we complete the approximate $7.0 million upgrade of the recently acquired Aiken Cluster, which will include offering high speed Internet and telephone services to the entire market, launch video-on-demand services in the majority of our Western Pennsylvania and Maryland/Delaware clusters as well as other one-time capital items. We then expect subsequent year capital expenditure levels to be reduced, reflecting more maintenance and discretionary capital spending.

We believe that the cash generated from operations along with capacity under the Company’s revolving credit facility will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Subject to restrictions on our senior secured credit facilities and the indenture governing our Senior Subordinated Notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreement, will be available on terms acceptable to us or at all.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of September 30, 2007 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2007	2008	2009	2010	2011	Thereafter
Senior secured credit facilities	$465,465	$1,132	$4,528	$4,528	$126,422	$328,855	$—
6% Seller Note	6,845	—	—	6,845	—	—	—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	209,755	12,034	47,924	48,440	46,949	25,697	28,711
Capitalized leases (including interest)	731	112	415	193	11	—	—
Operating leases	2,376	172	601	473	412	342	376

Total cash contractual obligations	$835,172	$13,450	$53,468	$60,479	$173,794	$354,894	$179,087

Cash Flows

Cash provided by operations decreased to $25.1 million for the nine months ended September 30, 2007 as compared to cash provided by operations of $26.8 million for the same period in 2006. This is mainly the result of the timing of payments of liabilities, with accounts payable, accrued interest and accrued expenses decreasing by $9.2 million for the nine months ended September 30, 2007 as compared to $6.3 million for the comparable period in 2006.

Cash used in investing activities increased to $32.8 million for the nine months ended September 30, 2007 from $23.0 million for the same period in 2006. This increase is mainly the result of the capital expenditures associated with the rebuild of the newly acquired South Carolina systems, as well as higher levels of customer premise equipment.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$31,257	$32,460	$33,662	$34,864	$36,067
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$45,320	$46,523	$47,725	$48,927	$50,130

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

At September 30, 2007, we had in effect four interest rate swaps with three separate commercial banks, with a total notional amount of $225.0 million with a term of two years at a fixed rate of 5.08%. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive or pay to settle the agreements, was a liability of approximately $1.4 million at September 30, 2007 and a receivable of approximately $0.7 million at December 31, 2006.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2007 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2007.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer