Form 10-K
period 2007-12-31
Atlantic Broadband Finance, LLC
filed 2008-03-26
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2007

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

☐   Large accelerated filer     ☐  Accelerated filer     ☒  Non-accelerated filer    ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2007, Atlantic Broadband Holdings I, LLC held all 1,000 shares of the outstanding units of the registrant’s equity.

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

On September 3, 2003, we entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (together with the Aiken, SC system referred to below, the “Systems”) for approximately $738.1 million, subject to closing adjustments (the “Acquisition”). We obtained equity and debt financing to fund the Acquisition, which was consummated on March 1, 2004.

On July 13, 2006, we entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in South Carolina for approximately $62.0 million. We obtained additional debt financing and issued a note payable to the seller of the assets to fund this transaction which was consummated on November 1, 2006.

We are the nation’s 15th largest cable television system operator. As of December 31, 2007, the Systems passed a total of approximately 501,000 homes and served approximately 227,000 Equivalent Basic Units (“EBUs”). The Systems are comprised of four operating clusters: the Western Pennsylvania Cluster totaling approximately 135,000 EBUs in the localities of Johnstown, Altoona, Uniontown and Bradford, PA and Cumberland, MD; the Miami Beach Cluster totaling approximately 51,000 EBUs in Miami Beach, Florida; the Maryland/Delaware Cluster totaling approximately 20,000 EBUs in various communities on the Delmarva peninsula; and the Aiken Cluster in South Carolina totaling approximately 21,000 EBUs.

The Systems are comprised of approximately 7,600 miles of network plant passing approximately 501,000 homes, resulting in an average density of approximately 66 homes per mile. As of December 31, 2007, approximately 98% of the Systems’ homes passed have been upgraded to 550 MHz or higher bandwidth capacity and approximately 72% of homes passed have been upgraded to 750 MHz or higher bandwidth capacity. In addition, approximately 98% of the homes passed in the Systems currently are Internet-ready and two-way communications capable and approximately 81% of the homes passed are telephone capable.

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

We have transformed the Systems into an actively-managed, Internet-led, marketing-focused broadband service provider. We believe that the Systems have numerous favorable characteristics, including a technologically advanced cable network, a presence in several attractive market areas, above-average basic subscriber penetration levels, low historic basic subscriber churn and strong potential growth in high-speed data revenue. Our management team is pursuing a focused commitment to strict cost controls and prudent capital management which will further improve the existing strengths of the Systems. We believe that a combination of our operating approach and the Systems’ attributes will enhance our ability to acquire and retain customers and increase Systems’ revenues and cash flow.

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

We carry the local broadcast affiliates of the national television networks in all of our markets, often giving us a competitive advantage over DBS. Additionally, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty. We also offer local service packages, such as Hispanic programming tiers in our Miami Beach Cluster, that appeal to our customers’ ethnic and language backgrounds, either as part of a bundled package or on an à la carte basis.

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

We strictly adhere to the highest level of customer service, which we continuosly monitor by measuring daily call-center performance metrics, customer feedback and local market research. In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local non-profit, education and community causes through staged events and promotional campaigns. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to interact with our customers face-to-face and improve our customer relations. Our localized customer care initiatives create substantial marketing and promotion opportunities. Our emphasis on customer service and strong community involvement leads to higher customer satisfaction, increased product sales, reduced customer churn and strong franchise relationships.

We will continue to invest additional capital in our cable network and customer care centers as necessary to maintain superior technical and customer care support and address our customers’ needs for additional broadband products and services.

The Systems

As of December 31, 2007, the Systems passed approximately 501,000 homes and served approximately 227,000 EBUs in Pennsylvania, Florida, Maryland, West Virginia, Delaware, New York and South Carolina. The table below provides the overview of selected operating and technical data for the Systems as of December 31, 2007:

	Western Pennsylvania	Miami Beach	Maryland/ Delaware	Aiken	Total
Homes Passed	238,785	152,313	59,006	50,558	500,662
Total Plant Miles	4,571	421	1,396	1,195	7,583
# of Head Ends	20	1	1	1	23
Home Density (per mile)	52	362	42	42	66

Current Technical:
% of Homes Passed Upgraded (550 MHz or better)	96.3%	100.0%	100.0%	100.0%	98.2%
% of Homes Passed Upgraded (750 MHz or better)	67.9%	100.0%	15.4%	75.1%	72.2%
% of Homes Passed Two-Way Capable	95.8%	100.0%	100.0%	100.0%	98.0%
% of Homes Passed Telephone Capable	67.2%	100.0%	95.4%	75.1%	81.3%
Internet-ready Homes Passed	228,819	152,313	59,006	50,558	490,696
Telephone-ready Homes Passed	160,386	152,313	56,264	37,964	406,927

Penetration:
EBUs(1)	134,798	51,330	20,456	20,553	227,137
Basic Subscribers(2)	146,693	92,769	22,988	24,143	286,593
Basic Penetration as % of Homes Passed	61.4%	60.9%	39.0%	47.8%	57.2%
Digital Subscribers	37,922	28,835	10,737	6,135	83,629
% Digital to Basic Subscribers	25.9%	31.1%	46.7%	25.4%	29.2%
High-speed Data Subscribers	55,187	37,060	12,559	6,777	111,583
% Data to Internet-ready Homes Passed	24.1%	24.3%	21.3%	13.4%	22.7%
Telephone Subscribers	19,326	6,496	3,496	1,202	30,520
% Telephone to Telephone-ready Homes Passed	12.0%	4.3%	6.2%	3.2%	7.5%

(1)	EBU is a reference to “equivalent basic units”, which is a term used in the cable industry to reflect an adjusted number of total basic subscribers. The total number of EBUs includes (i) non-bulk residential subscribers, each of which represents one EBU and (ii) total basic commercial service subscribers and bulk subscribers in multi-family dwelling units, which are calculated on an equivalent basic unit basis by dividing the commercial service price of bulk price charged to each subscriber by the most prevalent price charged to non-bulk residential subscribers in that market for the comparable tier of service.
(2)	The number of basic subscribers includes the reported number of non-bulk basic subscribers for the Systems, the reported number of gross bulk subscribers in the Miami Beach Cluster and an estimated number of gross bulk subscribers in the Western Pennsylvania, Maryland/Delaware and Aiken Clusters.

Western Pennsylvania Cluster

Overview. The Western Pennsylvania Cluster is comprised of four separate cable systems in the localities of Johnstown/Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland. As of December 31, 2007, these systems pass approximately 239,000 homes and serve approximately 135,000 EBUs. These systems comprise a total of approximately 4,600 miles of network plant with 20 headends. The Western Pennsylvania Cluster represents approximately 47.7% of the total homes passed and 59.3% of the total EBUs in the Systems as of December 31, 2007.

Through December 2007, we have completed significant capital upgrades on these systems, which primarily involved (i) activating the Uniontown system for two-way communications capability, (ii) offering cable telephony services in two of the four systems and (iii) completing upgrades and enhancements to the region’s customer care center. After the upgrade, approximately 96% of homes passed in Western Pennsylvania are now upgraded to 550 MHz or higher bandwidth capacity, approximately 68% of homes passed are now upgraded to 750 MHz or higher bandwidth capacity, approximately 96% of homes passed are now Internet-ready and two-way communications capable and approximately 67% of homes passed are telephone capable. We will continue to invest in the Western Pennsylvania Cluster during 2008 to allow us to offer telephony services in the remaining two systems, as well as activate approximately another 1,300 homes for two-way communications capability.

Johnstown/Altoona, PA. As of December 31, 2007, we passed approximately 106,000 homes and served approximately 62,000 EBUs in the Johnstown/Altoona, PA cable system. The two largest cities served by the cable system, Johnstown and Altoona, have populations of approximately 225,000 and 126,000, respectively. The mean household income for the area is approximately $45,000 per year. Key local employers in the area include the University of Pittsburgh Medical Center, Wal-Mart, Connemaugh Healthcare Systems, Sheetz Corporation and the various Commonwealth of Pennsylvania agencies.

The Johnstown/Altoona cable system has been substantially upgraded with approximately 95% of homes passed by a 750 MHz cable network from eight headends. Approximately 96% of homes passed are also Internet-ready and two-way communications capable, and approximately 91% of homes passed are telephone capable. Prior to July 2003, the Johnstown and Altoona cable system was operated separately, but the two systems were interconnected by fiber and now operate as a single system with a single channel line-up.

Uniontown, PA. As of December 31, 2007, we passed approximately 61,000 homes and served approximately 31,000 EBUs in the Uniontown, PA cable system. The largest city served by the Uniontown cable system is Uniontown with a population of 12,000. The mean household income for the area is approximately $33,000 per year. Key local employers in the area include Uniontown Hospital, Teletech Holdings, Uniontown Newspapers and O.C. Cluss Lumber.

Approximately 98% of homes passed in the Uniontown cable system have been upgraded to a 550 MHz or better cable network from two headends, and with the completion of our upgrade approximately 98% of homes passed are now Internet-ready and two-way communications capable and 70% of homes passed are telephone capable.

Bradford, PA. As of December 31, 2007, we passed approximately 39,000 homes and served approximately 20,000 EBUs in the Bradford, PA cable system. The two largest cities served by the Bradford cable system are Warren and Bradford, with populations of 10,000 and 9,000, respectively. The mean household income for the area is approximately $40,000 per year. Key local employers in the area include Bradford Hospital, Zippo, W.R.K Case Cutlery, United Refining, Blair Group, Northwest Bancorp and Whirley Industries.

All of the homes passed in the Bradford cable system have been upgraded to a 550 MHz or better cable network from six headends, and with the completion of our upgrade approximately 99% of homes passed are now Internet-ready and two-way communications capable.

Cumberland, MD. As of December 31, 2007, we passed approximately 33,000 homes and served approximately 22,000 EBUs in the Cumberland, MD cable system. The largest market served by the Cumberland system are the City of Cumberland and Allegany County with in which the city is located with a population of approximately 100,000. The mean household income for the area is approximately $40,000. Key local employers in the area include Memorial Hospital, Sacred Heart Hospital, CSX Transportation, LM Service Co.and Hunter Douglas Fabrications.

Approximately 93% of homes passed in the Cumberland cable system have been upgraded to a 550 MHz or better cable network from four headends, approximately 86% of homes passed are Internet-ready and two-way communications and approximately 65% of homes passed are telephone capable.

Miami Beach Cluster

The Miami Beach Cluster passes approximately 152,000 homes, and as of December 31, 2007, the cluster served approximately 51,000 EBUs from a single headend. Unlike our other clusters, many of our subscribers in the Miami Beach Cluster are served under multi-year “bulk” video agreements, whereby all of the residents in a Multi-Dwelling Unit (“MDU”) receive discounted basic or expanded basic cable service and typically pay subscription fees as part of monthly condominium or maintenance fees paid to the MDU. This discounting results in a disparity between the number of EBUs and the actual number of customers served. In fact, the Miami Beach Cluster actually serves approximately 93,000 basic video subscribers, for a basic penetration rate of approximately 61%. We believe it is advantageous to have a larger base of actual subscribers comprising our EBU count in Miami Beach due to the opportunity to up-sell additional high-speed data and other video services which are generally not sold on a discounted basis. We also believe other “bulk” account benefits include 100% penetration, no churn and incrementally lower connection and marketing cost per added EBU during the term of the MDU’s contract. These benefits serve as strong competitive advantages over DBS providers. We project that the Miami Beach Cluster will continue to be a high-performing system due to the combination of upgraded network plant, attractive demographics and historically strong home growth in the market area.

Miami Beach, the largest city served by the Miami Beach Cluster, has a seasonal population of 156,000 and a total population of approximately 85,000. The mean household income in Miami Beach is approximately $77,000 per year. Historically, Miami Beach was principally a retirement community. However, during the period from 1980 to 2006, the median age of the local Miami Beach population declined from 65 to 39 years, and the community now includes a significant number of affluent young urban professionals. The Miami Beach market is also home to a large number of seasonal and part time residents who maintain homes there.

Miami Beach’s largest employers include the hotel, government, health care, entertainment and retail industries. International companies, particularly in the entertainment field, are also establishing a larger presence in Miami Beach. Key local employers include Mount Sinai Medical Center (Florida), Loews Hotels, Parkway Regional Medical Center and LNR Property. The economy of Miami Beach also benefits from its location between Miami and Ft. Lauderdale, and many of Miami Beach’s residents work in these large nearby communities.

The second largest city served by the Miami Beach system is Aventura, FL, which has a population of approximately 30,000. The mean household income in Aventura is approximately $77,000 per year. Key local employers in Aventura include Aventura Hospital and Medical Center, William’s Island Ocean Club and The Pritikin Longevity Center.

Miami Beach is a single headend system with approximately 421 plant miles for an average density of 362 homes per mile. The rebuild of the network was completed several years ago, and approximately 55% of the plant miles are served by a 750 MHz network, while the remaining 45% of plant miles are served by a 870 MHz network. 100% of the homes passed in the system are Internet-ready and two-way communications capable.

Maryland/Delaware Cluster

As of December 31, 2007, the Maryland/Delaware Cluster passed approximately 59,000 homes and served approximately 20,000 EBUs. The largest jurisdictions in the Maryland/Delaware Cluster are unincorporated Queen Anne’s County, Maryland, unincorporated New Castle County, Delaware and Middletown, Delaware. The mean household income in the Maryland/Delaware Cluster is approximately $50,000 per year. Key local employers include: Washington College, Chester River Hospital, Dixon Valve, Wal-mart Distribution Center, Merchant Marine Academy, Zodiac of North America and Paul Reed Smith Guitars.

Prior to 2005, the Maryland/Delaware Cluster utilized three headends with approximately 1,400 miles of plant for an average density of 42 homes per mile. In 2005, we consolidated these headends into one to provide increased operating efficiency. Prior to our acquisition, the cluster had not been significantly upgraded with only approximately 24% of homes passed by a 550 MHz or better cable network, and none of the homes passed in the system were Internet-ready and two-way communications capable. By the end of 2005 we had completed our upgrade of these systems, with 100% of homes passed now upgraded to 550 MHz or higher bandwidth capacity and 100% of homes passed Internet-ready and two-way communications capable. During 2006 and 2007, we further upgraded the cluster to offer cable telephony service to approximately 95% of homes passed.

Aiken Cluster

As of December 31, 2007, the Aiken Cluster passed approximately 51,000 homes and served approximately 21,000 EBUs. The largest city served by the Aiken Cluster is the City of Aiken, SC, with a population of approximately 29,000 and mean household income of approximately $57,000. Key local employers in the area include Washington Savannah River Co., Shaw AREVA MOX Services, LLC., Aiken Regional Medical Center and Kimberly-Clark Corp.

The Aiken Cluster previously utilized four headends with approximately 1,200 plant miles for an average density of 42 homes per mile. Prior to our acquisition in 2006, the cluster had been only partially upgraded, with only 75% of the system Internet-ready and two-way communications capable and no cable telephony service available. By the end of 2007 we substantially completed our upgrade, consolidating the four headends into one, with 100% of homes passed Internet- ready and approximately 75% of homes passed telephone-ready. We expect to continue to drive subscriber and penetration growth by aggressively promoting high-speed data, telephone and improved video services through locally-driven marketing campaigns.

Video Products and Services

We offer our customers a full array of traditional cable television video services and programming offerings. We tailor both our basic channel line-up and our additional channel offerings to each of our clusters in response to demographics, programming preferences, competition and local regulation. We market analog and digital cable services to our customer base across the Systems. Premium channels, which are offered individually or in packages of several channels, are also available as add-ons to our basic and expanded basic video service. We sell our video programming services on a subscription basis, with prices and related charges that vary primarily based on the type of services selected (whether the services are sold as a “bundle” with our high-speed data service or on an à la carte basis) and the equipment necessary to receive the services.

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

•

Video on Demand (VOD). This service allows digital customers to choose from a library of hundreds of movies and other programming and to view them at anytime that is convenient for them. Video on Demand is currently available in portions of the Western, Pennsylvania Clusters and all of the Miami Beach and Delmar Clusters, and will become available in 2008 to the Aiken Cluster.

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

•

High-Definition Television (HDTV). High-definition television is currently available in the Miami Beach and Maryland/Delaware Clusters, in the Johnstown/Altoona and Cumberland , Pennsylvania systems and in portions of the Aiken Cluster. We anticipate offering HDTV to additional markets for a limited number of basic and premium channels that are provided to us in high-definition. High-definition television provides our digital customers with video services at a higher resolution than that of standard television.

•

Digital Video Recorders (“DVRs”). We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming in the hard drive component of the digital converter and view recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The customers also can choose DVRs which are HDTV-capable. We began deploying DVRs in certain of our systems in the fourth quarter of 2004, and have expanded this offering to approximately 96% of our homes passed by the end of 2007.

High-Speed Data Service

As of December 31, 2007, the Systems had launched high-speed data service passing approximately 491,000 homes and had approximately 112,000 residential customers for a penetration of Internet-ready and two-way communications capable homes passed of approximately 23%. As of December 31, 2007, approximately 98% of the homes passed in the Systems have access to our high-speed data service.

High-speed data service is one of the fastest growing products in the cable television industry, with total U.S. subscribers having grown at an annual rate of 35.4% between 2002 and 2006. Industry analysts forecast U.S. high-speed data subscriber growth to continue at an annual rate of 5.4% between 2007 and 20011. We believe significant incremental revenue will continue to be generated by expanding the high-speed data penetration of the Systems. This growth potential exists due to the natural demand for the high-speed data product generally, as well as the relative under-penetration in the Systems versus the industry average. We believe the relative under-penetration of high-speed data services in the Systems relates to an historical lack of focus on both maximizing the number of high-speed data capable homes and the high-speed data penetration of those homes. With respect to the latter, there have not been marketing initiatives focused specifically on high-speed data service as a distinct offering from the overall suite of available services. Lastly, as access to high-speed data access becomes increasingly important for conducting business in commercial establishments, we have begun only recently to market high-speed data services to many of the commercial businesses passed by the Systems.

We offer multiple tiers of high-speed data service. Service tiers were developed to appeal to a range of potential customers based on the addressable download speeds required by different customer groups. The most affordable service is designed to appeal to those customers currently using dial-up Internet service by taking advantage of the “always on” feature of our high-speed data service. Our “premium” high-speed data service offers superior speeds to DSL and appeals to more sophisticated high-speed data services users. Over time, we will continue to evaluate opportunities to further differentiate high-speed data service levels and to offer additional bandwidth to our customers in order to maximize potential revenue and maintain strong data penetration. We also offer our customers the option to purchase or rent a cable modem from us or purchase it directly from a retailer.

We provide all of the back office functions for the Systems’ high-speed data services including provisioning, email, domain name server, news and high-speed data access, multiple e-mail addresses and the ability for customers to create a personal home page. We also plan to offer several additional value added services such as home networking, remote access, firewall/virus protection, content filtering, remote storage and net backup that will provide additional revenue potential.

Telephony

In the first quarter of 2006, we began the rollout of our cable telephony service in certain of our Systems. Our service uses technology that makes it possible to have a telephone conversation over a dedicated Internet Protocol (“IP”) network instead of dedicated voice transmission lines. This allows the elimination of circuit switching and the associated waste of bandwidth. Instead, packet switching is used, whereby IP packets with voice data are sent over the network only when data needs to be sent, for example when a caller is talking. IP’s advantages over traditional telephony include: lower costs per call, especially for long-distance calls; lower infrastructure costs, as once the IP infrastructure is installed, little or no additional telephony infrastructure is needed; and new advanced features.

Our telephony service competes primarily with the phone service offered by the respective incumbent local telephone company. Its features include: unlimited long-distance calling throughout the U.S.; the ability to keep the customers’ existing telephone number where local number telephone portability is supported; the ability to access enhanced Emergency 911 dialing; and the ability to use existing telephones and in-house wiring.

In 2005, we entered into an agreement with Net2Phone Cable Telephony, LLC (“Net2Phone”) whereby Net2Phone assists us with provisioning capabilities and provides us with switching and termination of traffic to the public switched telephone network, delivery of enhanced Emergency 911 service, local number portability and operator and directory services. In 2007, we entered into an agreement with New Global Telecom, Inc. for similar services in areas not serviced by Net2Phone.

As of December 31, 2007, approximately 407,000 of homes passed had telephone capability and we had approximately 31,000 subscribers for a penetration of approximately 7.5%. We expect to offer cable telephony services to approximately 95% of our homes passed by the end of 2008.

Service Bundles

In addition to selling our services separately, we are focused on marketing differentiated packages of multiple services and features, or “bundles”, for a single price. Increasingly, our customers subscribe to two or three of our primary services. Customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. The discounts are generally for a finite time period, after which the services revert to full non-discounted pricing. We believe that our bundled offerings increase customer satisfaction and retention, and encourage subscription to additional features. As of December 31, 2007,approximately 34% of our customers subscribed to such bundled offerings.

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

Advertising

The Systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TBS. Advertising sales accounted for 3.0% and 2.8% of the Systems’ combined revenue for the years ended December 31, 2006 and 2007, respectively.

Technical Overview

As of December 31, 2007, the Systems were comprised of approximately 7,600 miles of network plant serving approximately 227,000 EBUs and passing approximately 501,000 homes resulting in a density of approximately 66 homes per mile. As of that date, the Systems were made up of an aggregate of 24 headends. As of December 31, 2007, approximately 98% of our homes were passed by networks with 550 MHz or higher bandwidth capacity, approximately 98% of homes passed were Internet-ready and two-way communications capable and approximately 81% of homes passed were telephone-ready.

Our network design is an analog and digital two-way active network with fiber optic cable carrying signals from the headend to the distribution point within our customers’ neighborhoods. The signals are transferred to our coaxial cable network at the node for delivery to our customers. The fiber system is capable of subdividing the nodes if traffic on the network requires additional capacity.

We believe that active use of fiber optic technology as a supplement to coaxial cable plays a major role in expanding channel capacity and improving the performance of the Systems. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. We will continue to deploy fiber optic cable as warranted to further reduce amplifier cascades which will improve picture quality and system reliability, and reduce system maintenance cost.

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

We have successfully implemented campaign tracking that enables us to track performance from the initial customer contact through the first full year of the customer relationship. We have successfully implemented in-house developed multimedia marketing campaigns that have an average payback of six months or less.

Programming

We believe that offering a wide variety of programming is an important factor that influences a customer’s decision to subscribe to and retain our cable services. We rely on market research, customer demographics and local programming preferences to determine channel offerings in each of our markets. We obtain the majority of our expanded basic, digital tier and premium programming from the National Cable Television Cooperative (“NCTC”), a national cooperative of cable television service operators which collectively negotiates and administers master affiliation agreements with cable television programming networks on behalf of its member companies. Through joint purchasing and negotiation, the NCTC is able to take advantage of volume discounts offered by programming networks for the purchase of these services. We also obtain basic and premium programming from a number of suppliers, usually pursuant to a written contract. Our programming contracts generally continue for a fixed period of time, usually from three to six years, and are subject to negotiated renewal.

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

We also obtain most broadcast programming through retransmission consent agreements. Our current agreements generally run through December 2008 and do not require payment of a flat per subscriber fee for retransmission of the broadcaster’s analog signal, but in some cases involve the exchange of other types of consideration such as limited grants of advertising time or, when applicable, limited video on-demand (“VOD”) launch fees. We carry a number of broadcast channels through short term agreements, that we may renegotiate into longer term agreements in 2008. We expect to be subject to increasing cash demands by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations or the effect on our business operations should we fail to obtain the required consents. These negotiations may result in an increase in programming expense or the loss of some broadcast programming.

Franchises

The Company operates pursuant to a total of approximately 270 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We are entitled to and generally attempt to pass these fees through to our customers.

Prior to the scheduled expiration of most franchises, we will initiate renewal proceedings with the granting authorities. When the cable operator timely requests renewal, the Communications Act provides for an orderly franchise renewal process in which granting authorities may not unreasonably withhold renewals. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Approximately 27% of our existing franchises will expire within the next three years; and franchises covering approximately 10% of our customers are expired but are in the process of being renewed. We continue to operate the franchises under the terms of the expiring agreement during the renewal negotiations. Historically, we have been able to renew the Systems’ franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. In addition, recently enacted state legislation in South Carolina and Florida has streamlined the renewal process in those jurisdictions. Our failure to obtain renewals of our franchises, especially those in the areas where we have the most customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Direct Broadcast Satellite (DBS)

DBS is a significant competitor to cable systems. The DBS industry has experienced continued growth over the last several years, exceeding the subscriber growth rate of the cable television industry. According to recent government and industry reports the two established DBS providers, DIRECTV, Inc. and DISH Network Corporation, are now the second and third largest multichannel video programming distributors (“MVPDs”) in the United States. According to recent and government industry reports, satellite MVPDs provide video programming to over 30 million subscribers in the United States or approximately 28% of all MVPD subscribers. These providers have each entered into joint marketing agreements with major telecommunications companies to offer bundled packages combining phone service, DBS and DSL services. Further, these DBS providers are also attempting to expand their service offerings to include among other things high speed Internet services.

These DBS providers offer aggressive promotional pricing, some exclusive programming and video services which are comparable, in many respects, to our analog and digital video services. Further, DBS subscribers can obtain satellite receivers with digital video recorders from these providers. These providers are working to increase the number of HDTV channels they offer in an effort to differentiate their services from the services offered by cable operators. These providers are currently transmitting local broadcast signals in the markets we serve as well. We believe the two established major DBS competitors have been especially competitive at the lower end pricing. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that most consumers continue to prefer our stronger local presence in our markets. We also believe that our bundled premium packages are price competitive with DBS packages and that many consumers prefer our ability to economically bundle video with high-speed data and telephone services.

High Speed Internet Services

The deployment of Digital Subscriber Line (“DSL”) allows high-speed data access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with high-speed data access over cable systems. Several telephone companies which already have plants, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.) and other companies offer DSL service. Verizon Communications, Inc. provides DSL service in the Western Pennsylvania and Maryland/Delaware Clusters. In the Miami Beach and Aiken Clusters, AT&T provides a competitive DSL service which is generally available. We believe that, in each of our clusters, our bundled offerings of data, video and, where available, telephone services, superior customer service and local presence will allow us to compete effectively for additional market share.

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

Various wireless phone companies are offering wireless high speed Internet services. In addition, in rural areas, the government makes subsidized loans and grants available to wireless broadband Internet service providers. In a growing number of commercial areas, such as malls restaurants and airports, wireless Wi-Fi and WiMAX Internet service is available. Competition from a number of municipalities that previously announced plans to deploy “Wi-Fi” networks to offer residential high speed Internet service appears to have diminished. In 2006, the City of Miami Beach awarded a Wi-Fi contract to a competitive Internet service provider, who thus far has failed to deploy the service beyond a test area. Miami-Dade County has terminated its effort to build and operate a similar Wi-Fi network.

We expect competition for high-speed Internet service to remain intense, with companies competing on service availability, price, product features, customer service, transmission speeds and bundled services.

Overbuilds and ILEC Deployments

Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area, and that competing franchise might contain terms and conditions more favorable than those afforded to the incumbent cable operator. A number of states have enacted legislation easing the regulatory obligations of telephone companies seeking cable franchises. The FCC has recently issued an order streamlining the franchising processes for new video market entrants. The US Congress has also considered such measures recently. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the System’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as local exchange telephone companies and public utilities that already possess fiber optic and other transmission lines in the areas they serve, are competitors in certain areas.

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

We face limited cable competition from Comcast Corporation in two communities, Aventura and the southern section of Miami-Dade County, in our Miami Beach Cluster. In each case, our cable system is the newer system which “overbuilt” the incumbent Comcast system. As of December 31, 2007, the Aventura and South Miami systems served approximately 2,700 and 5,500 EBUs, respectively. We believe that we will continue to compete effectively against Comcast in these systems.

In the Maryland/Delaware Cluster, Verizon has obtained several overlapping franchises in the Middletown, DE area where we serve approximately 5,000 video subscribers. Verizon has a fiber network in these areas that offers high speed Internet and voice services as well as video services, each of which is comparable to the product we offer.

Cable Telephony

In January 2006, we began to deploy cable telephony service to residential customers in certain markets beginning in January 2006 and will continue expanding to additional markets in subsequent years. Our telephony service provides local, long-distance and international calling as well as numerous popular features such as voicemail. Thus, it competes directly with the incumbent local telephone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long-distance services over their own networks or over leased networks, wireless telephone carriers and IP-based service providers. IP phone is becoming more widely deployed by an increasing number of telecommunication service providers, which may result in heightened competition for our cable telephony service. We believe the addition of cable telephony to our video and high-speed data service bundles will help us compete with other providers of bundled services, including telephone companies that offer bundled video services on fiber networks, or bundle DBS video with their voice and data services, and the new providers of IP phone service.

Other Competitors

We face competition from broadcast television. Traditionally, cable television has provided better picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC will provide traditional over the air broadcasters with the ability to deliver high-definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

In addition, although video competition from telephone companies is currently quite limited, local exchange carriers do provide facilities for the transmission and distribution of voice and data services, including high-speed data services, in competition with our existing or potential interactive services ventures and businesses. We are also subject to competition from public utilities that own and control fiber optic transmission lines capable of transmitting signals with minimal signal distortion. Utilities are also developing broadband-over-power line technology, which will allow the provision of high-speed data and other broadband services to homes and offices.

Additional competition is posed by satellite master antenna television (SMATV) systems, which currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. These private cable systems offer local broadcast and many of the same satellite delivered programming offered by franchised cable operators. Unlike Title 9 cable operators, they may enter into exclusive agreements with MDUs that preclude operators of franchise systems from serving residents of such private complexes.

Other wireless program distribution services, such as multichannel multipoint distribution systems (MMDS) or “wireless cable,” generally provide many of the programming services provided by cable systems, and digital compression technology increases significantly the channel capacity of their systems. Both analog and digital MMDS services, however, require unobstructed “line of sight” transmission paths and MMDS ventures have been quite limited to date. Emerging mobile technologies also provide for the distribution and viewing of video programming.

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

Cable Rate Regulation

The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they faced “effective competition” in their local franchise area. Federal law defines “effective competition” on a community-specific basis as requiring satisfaction of certain conditions. Historically, these conditions were not typically satisfied; hence, most cable systems potentially are subject to rate regulation. An “effective competition” determination has been made for only a small number of our cable franchises. However, with the rapid growth of DBS, it is likely that additional cable systems may qualify for “effective competition” and thereby avoid further rate regulation.

Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service—the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. Most of our franchising authorities have voluntarily declined to exercise their authority to regulate basic service rates, although it is possible that additional localities served by the Systems may choose to obtain certification and regulate basic cable rates in the future. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

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

Cable Entry into Title II Telecommunications

The 1996 Telecom Act created a more favorable environment for cable operators and other new entrants to provide Title II common carrier telecommunications service. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of high-speed data access based on the FCC’s conclusion that high-speed data access is not a “telecommunications service” and is instead an “interstate information service.” In June of 2005, the United States Supreme Court affirmed the FCC’s ruling. To date, the Company has offered its phone services as a Voice over Internet Protocol (“VoIP”) provider which does not currently require the company to submit to Title II regulation at the federal level or similar regulation at the state level.

Pole Attachments

The Telecom Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC, or, alternatively, by states that certify to the FCC that they regulate such rates. Only one state in which we have cable systems has certified that it regulates pole rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method of calculating those rates for cable systems over which various phone services are transmitted remain unclear, and there is a risk that we will face higher pole attachment costs as our telephone business expands. In November, 2007, the FCC initiated a proceeding to consider whether to modify its rules regarding pole attachment rates. Among other issues, the FCC is considering the establishment of a new unified pole attachment rate that would apply to cable system attachments where the cable operator provides high speed Internet services and, potentially, phone services as well. The proposed rate would be higher than the current rate paid by cable providers but lower than the rate that applies to attachments uses to provide telecommunications services. If adopted this proposal could materially increase our costs by increasing our existing payments for pole attachments.

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

In March 2002, the FCC ruled that cable modem service (that is, the provision of high-speed data access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This ruling was affirmed by the United States Supreme Court in June, 2005. This classification has left cable modem service exempt from many of the burdens associated with traditional cable and telecommunications regulation. Indeed, the FCC held that revenue derived from cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The FCC tentatively concluded that there was no other statutory basis for local franchise authorities to assess a fee on cable modem service. As a result of this ruling, we do not collect franchise fees for high-speed data service. However, our high speed Internet service is subject to certain regulatory obligations, including compliance with FCC rules requiring providers of high speed Internet access service to comply with the Communications Assistance for Law Enforcement Act (“CALEA”) to implement certain network capabilities to assist law enforcement in conducting surveillance.

Both Congress and the FCC continue to consider defining certain rights for users of high-speed Internet services and regulating the relationship between service providers and providers of Internet content, generally referred to as “net neutrality”. In August 2005, the FCC issued a non-binding policy statement stating four principles intended to guide its policymaking regarding high speed Internet and other related services. The FCC has made these principles binding as to certain companies as a condition to their merger. To date, the FCC has not adopted these generally as binding rules, however, it continues to conduct hearings and collect information on the topic and a number of entities have requested that the FCC adopt such rules. These proceedings include pending FCC rulemakings regarding IP-enabled services and broadband Internet access services, as well as a petition for declaratory ruling and a petition for rulemaking, both of which ask the FCC to define “reasonable” network management practice. In addition, in March 2007 the FCC opened a Notice of Inquiry regarding the implementation of net neutrality regulations and in January, 2008, the FCC released Public Notices seeking comment by mid-February 2008 on the petitions. During the 2005-2006 Congressional term, several net-neutrality provisions were considered that may have operated to limit the ability of broadband network providers to adopt pricing and network management policies based on different uses of the Internet. None of these provisions were adopted. Similar legislation has been introduced in the 2007-2008 Congressional term and in several states, seeking to establish “net neutrality” rules which would impose additional obligations on high-speed Internet providers. In addition, The FCC and Congress are currently considering revisions to the Universal Service program that could result in high-speed internet services being subject to Universal Service Fees. Any such regulations or statutes could limit our ability to manage our cable systems (including use for other services) obtain value for use of our cable systems or respond to competitive conditions. We cannot predict the outcome of the FCC proceedings or whether “net neutrality” rules or statutes will be adopted.

Voice over Internet Protocol (“VoIP”)

We offer telephone service using VoIP packet cable technology in partnership with third party suppliers. In November 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate and not subject to state or local utility regulation, however this ruling did not determine the appropriate classification of interconnected VoIP providers. Proceedings are nevertheless underway in at least two states (which the company does not serve) seeking to regulate VoIP services at the state utility commission level. The FCC has imposed additional regulatory requirements on VoIP services, including enhanced 911 capabilities and customer disclosure, CALEA obligations, disability access, Customer Proprietary Network Information (“CPNI”) Universal Service payment obligations. Recently, the FCC ruled favorably with respect to the obligations of LECs to interconnect with VoIP providers and to extend local number portability requirements and benefits to interconnected VoIP providers and their underlying competitive local exchange carrier numbering partners. The FCC has initiated other rulemakings to consider whether to impose other types of common carrier obligations or further regulations on VoIP service providers.

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

A number of major telephone companies, including Verizon Communications and AT&T, are deploying “fiber to the home” for the purposes of offering broadband video services in addition to voice and Internet services. A number of states have enacted legislation or are currently considering legislation to ease the regulatory obligations of telephone companies seeking cable franchises. In some states, including two in which the company operates – Florida and South Carolina, the state statutes provide a process to extend the benefits of the eased state regulation to existing cable operators. In December of 2006, the FCC adopted an order ensuring “reasonable” franchise processes for new video entrants by, among other things, limiting the range of financial construction and other commitments that franchising authorities can request of new entrants, requiring franchising authorities to act on franchise applications by new entrants within 90 days and preempting certain local “level playing field” franchising requirements. These rules are the subject of an appeal in federal court. The FCC has adopted more modest franchising relief for existing cable operators. We could be disadvantaged if the rules continue to set out a different, less burdensome standard for out competitors than for ourselves.

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

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the FCC adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the FCC had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. In 2007, however, the FCC adopted an order re-establishing a 30% limit on the percentage of multichannel video subscribers that any single cable provider can serve nationwide. The FCC has also indicated it is assessing whether it should reinstate a limit on the number os affiliated programming networks a cable operator may carry on its systems.

Must Carry/Retransmission Consent

The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Cable operators are required to carry, without compensation, the programming of local commercial television stations that elect must carry. Stations that elect retransmission consent may demand cash payments or other significant consideration (such as the carriage of and payment for other programming networks affiliated with the broadcaster) for granting permission to the cable operator to retransmit the stations local broadcast signal. Either option has a potentially adverse effect on our business. The most recent election by broadcasters became effective on January 1, 2006.

As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave each local broadcast station a digital channel capable of carrying multiple programming streams, in addition to its current analog channel. After the broadcasters’ transition to digital on February 17, 2009, cable operators will have to carry the primary digital programming stream of local broadcast stations, and under recently adopted rules, will also have to carry an analog version of the primary digital programming stream in systems that are not “all digital” through at least February 17, 2012. These new rules have been challenged in federal court. The FCC is also considering proposals to require cable operators to carry, after the 2009 transition date, some or all of the multiple programming streams transmitted in the broadcaster’s digital signal. Such expanded must carry obligations would further constrain capacity available for more high definition channels, popular video programming and new Internet and telecommunication offerings. As of March 2008, certain technical specifications of how post-transition carriage will be accomplished, such a signal format and resolution, remain unsolved by the FCC. In addition, the FCC is considering proposals that would require cable operators to carry certain low-power television stations that, under current regulations, generally lack must-carry rights. Further proceedings or congressional legislation could produce additional carriage obligations.

Cable Equipment Issues

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Effective, July, 2007 cable operators were prohibited from acquiring for deployment set-top boxes that perform both channel navigation and security functions. Set-top boxes purchased after that date must rely on a separate security device known as a cableCARD, which adds substantially to the cost of set-top boxes. The FCC denied our request for waivers to exempt some limited function set-top boxes from the ban and/or to extend the deadline to accommodate newer security technology that can be downloaded to leased set-top boxes as well as retail equipment. As a result, we will be forced to incur added costs in purchasing cableCARD-enabled set-top boxes and the associated cableCARDs. In addition, the FCC has adopted rules to implement an agreement between the consumer electronics and cable industries aimed at promoting the manufacture of “plug and play” TV sets that can connect directly to a cable network and receive one way digital and analog video services without the need for a set top box. The FCC is also considering proposals to establish regulations for plug and play retail devices that can access two-way cable services.

Leased Access

The Communications Act requires a cable operator to make up to 15% of its channel capacity available for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date we have not been required to devote significant channel capacity to leased access. The FCC, however, recently adopted rules that significantly reduce the rates that cable operators can charge for leases access channels. Although the lowered rates will not initially apply to infomercial or home shopping programmers, the FCC has issued a further notice to determine if such programming should also have the benefit of the lower rates. These new FCC rules could adversely affect our business by significantly increasing the number of cable system channels occupied by leased access users and by significantly increasing the administrative cost associated with complying with such rules.

Access to Programming

To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act restricts video programmers affiliated with cable companies from discriminating in prices, terms and conditions as between multichannel video programming distributors. The 1992 Cable Act also limits the ability of vertically integrated cable programmers to enter into exclusive programming arrangements with cable companies, though this provision does not apply to DBS operators. The FCC recently extended the exclusivity restrictions to October 2012, although the ruling has been challenged in federal court.

Several other provisions of law and FCC regulation also impact cable operators’ access to programming. Pursuant to the Satellite Home Viewer Improvement Act, and the more recent Satellite Home Viewer Reauthorization Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS. These provisions generally require broadcasters and MVPDs to negotiate in good faith for the retransmission of broadcast signals. More recently, the FCC conditioned Comcast and Time Warner’s acquisition of Adelphia by requiring certain of the acquirers’ owned entities to enter into binding agreements when carriage negotiations fail.

MDUs and Inside Wiring; Subscriber Access

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

In 2007, the FCC adopted an order prohibiting the enforcement of exclusive video service access agreements between cable operators and MDUs and other private real estate developments. The order also prohibits the execution of new exclusive access agreements. The order has been appealed to federal court. The FCC is also considering proposals to extend these prohibitions to satellite and other non-cable MVPDs and to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. Because we provide service pursuant to a number of exclusive access agreements the FCC’s order could negatively affect our business, as could a limit on bulk billing and exclusive marketing agreements if ultimately adopted by the FCC.

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

Copyright Licensing

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming and/or substantially increase our costs. The U.S. Copyright Office has issued a Notice of Inquiry on issues relating to the calculation of compulsory license fees that could significantly affect the amount we pay. Further, the U.S. Copyright office has not yet made any determination as to how the compulsory copyright license will apply to digital broadcast signals and services. We cannot predict the outcome of this activity. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

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

Franchising

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

There has been considerable state and federal legislative and administrative activity aimed at easing entry and franchise burdens for new cable competitors, including the ILECs. In December, 2006, the FCC adopted an order to ease the local franchising process for new competitive entrants by, among other things, limiting the range of financial, construction and other commitments that franchising authorities can request of new entrants, requiring franchising authorities to act on franchise applications by new entrants within 90 days and preempting certain local “level playing field” requirements. These rules have been appealed to federal court. The FCC has also adopted an order providing lesser franchising relief for existing cable operators. We could be materially disadvantaged if the rules continue to set different, less burdensome requirements for some of our competitors than for ourselves. Congress has from time to time considered telecommunications reform legislation which would significantly reduce the franchising burdens of competitors, but we cannot predict whether such legislation might be enacted or what affect it might have on us.

A number of states, including South Carolina and Florida, have enacted state-wide franchising laws. Both laws, while easing entry for potential competitors, also significantly reduce the franchise obligations of the incumbent cable operator and place the regulatory authority for the franchises with the State rather than with the LFA at the time of renewal. All of the Company’s Florida franchises were renewed under the state statute in late 2007. Several franchises in the Aiken Cluster were renewed pursuant to the South Carolina statute in 2006 and 2007.

Seasonality

Use and consumption of our products do not fluctuate significantly due to seasonality.

Employee and Labor Relations

Our Company has approximately 679 full time employees. Of these employees, approximately 161 are covered by collective bargaining agreements at six locations. We consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

You should carefully consider the following factors in addition to other information in this Report in evaluating our Company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

As of December 31, 2007, our total consolidated debt was $621.8 million.

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

Subject to specified limitations, we are able to borrow up to an additional $75.1 million under our senior secured credit facilities. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

Our senior secured credit facilities, the indenture governing our 9 3/8 % senior subordinated notes (the “Notes”) and certain of our other agreements relating to our indebtedness contain, among other things, covenants that may restrict our and our restricted subsidiaries’ ability to finance future operations or capital needs or to engage in other business activities. Our senior secured credit facilities restrict and the indenture restricts, among other things, our ability and the ability of our restricted subsidiaries to:

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

We reported a net loss of $7.8 million for the year ended December 31, 2007, and we expect to report net losses in the foreseeable future. We expect net losses to continue as a result of significant interest costs and depreciation and amortization costs. Future net losses could impair our ability to finance our operations in the future or refinance our indebtedness at maturity.

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

The industry in which we operate is highly competitive. In some instances, we compete against companies with fewer regulatory burdens, easier access to financing, greater personnel resources, greater brand name recognition and long-standing relationships with regulatory authorities and customers. Our principal competitor for video services throughout our territory is DBS and, in markets where it is available, our principal competitor for high-speed data services is DSL. Competition from DBS, including intensive marketing efforts and aggressive pricing, may have an adverse impact on our ability to retain customers. Local telephone companies and electric utilities also are permitted to compete in our market areas. In addition to marketing DBS services in certain areas, ILECS have built and are continuing to build wireline, fiber optic-based networks for the delivery of video as well as high speed Internet and telephone services. We face competition from a Verizon fiber network, currently limited to the Middletown, Delaware area. The subscription television industry also faces competition from free broadcast television and from other communications and entertainment media including on-line, Internet-based and cellular video entertainment. Moreover, in recent years, Congress and various states have enacted legislation and the FCC has adopted regulatory policies that have had the effect of providing a more favorable operating environment for some of our existing and potential new competitors. An increase in the loss of customers to DBS or other alternative video and high-speed data services could have a material negative effect or our business. With respect to our high-speed data services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of “dial-up” and DSL. DSL service is competitive with high-speed data service over cable systems. Several telephone companies (which already have telephone lines into the household, an existing customer base and other operational functions in place) and other companies offer DSL service. Our phone service faces competition from the local ILECs, as well as other providers such as cellular and VoIP providers such as Vonage.

We face limited competition from Comcast Corporation in Aventura and southern sections of Miami-Dade County in our Miami Beach Cluster. In each case, our system is the newer “overbuilder” over the Comcast system and we may be unable to continue to compete effectively against the Comcast systems. In the Maryland/Delaware cluster, Verizon has obtained overlapping franchises in the Middletown, DE area where we serve approximately 6,300 video subscribers. Verizon has constructed a fiber network in these areas. This network will offer high speed Internet and voice services as well as video services.

We expect that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with the business of the Systems. For example, broadband over power lines could emerge as a competitor to our services. Additionally, if we expand and introduce new and enhanced telecommunications services, the Systems will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may impact the business and operations of the Systems in the future.

Our business could be adversely affected by labor disputes.

Approximately 24% of the Systems’ employees are represented by several unions under collective bargaining agreements. While we intend to negotiate in good faith with the labor unions regarding new labor contracts, any negotiations we may undertake with such unions may not result in outcomes satisfactory to us. We may also experience work stoppages, strikes or slowdowns at the Systems. A prolonged work stoppage, strike or slowdown could have a material adverse effect on our business.

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

The interests of our equity holder may not be aligned with the interests of the holders of the Notes.

Entities associated with ABRY Partners beneficially own securities representing approximately 80% of the voting equity interests of Atlantic Broadband Group, LLC and therefore indirectly control our affairs and policies. Circumstances may occur in which the interests of our equity holder could be in conflict with the interests of the holders of the Notes. In addition, our equity holder may have an interest in pursuing acquisitions, divestitures, capital expenditures or other transactions that, in their judgment, could enhance their equity investment, even though these transactions might involve risks to the holders of the notes. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions.”

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

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet services and VoIP phone industries. Regulation of the cable industry has increased the administrative and operational expenses and limited the revenues of cable systems. Cable operators are subject to, among other things:

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

Cable operators face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. The FCC has required cable systems to carry both the analog and digital (or high-definition) versions of local broadcast signals as part of the digital transition at least through 2012. This carriage burden could increase in the future, particularly if the Congress or the FCC were to require that cable operators carry a broadcaster’s entire digital signal or imposed other restrictions on packaging and tiering of cable programming.

Actions by pole owners might subject us to substantially increased pole attachment costs.

Cable system attachments to public utility poles, known as pole attachments, historically have been regulated at the federal or state level generally resulting in favorable pole attachment rates for attachments used to provide cable television service. The FCC has determined that a cable television operator’s favorable pole rates are not endangered by the provision of high-speed data access based on the FCC’s conclusion affirmed by the United States Supreme Court in June 2005, that high-speed data access is an interstate information service and not a “telecommunications service”. In November, 2007, however, the FCC initiated a proceeding to consider whether to modify its rules regarding pole attachment rates. Among other issues, the FCC is considering the establishment of a new unified pole attachment rate that would apply to cable system attachments where the cable operator provides high speed Internet services and, potentially, phone services as well. Any increase in costs could have a material adverse impact on our profitability and discourage system upgrades and the introduction of new products and services.

Offering telecommunications service will subject us to additional regulatory burdens which could cause us to incur additional costs.

We offer VoIP services to our customers. The FCC has held that for purposes of the Telecom Act such services are interstate in nature and therefore they would not be subject to state PUC regulation; however, this ruling did not determine the appropriate classification of VoIP services. It is unclear whether the FCC will ultimately treat VoIP as a “communications”, “information” or other form of service and it has not issued a comprehensive order clarifying the classification of VoIP services. In the past several years, the FCC has applied certain telecommunications requirements to VoIP services, including Enhanced 911, Universal Service Fund contribution, disability access, CPNI and CALEA requirements. If VoIP services are deemed by regulators to be telecommunications services or state-regulated telephone service, offering such services could require us to obtain federal, state and local licenses or other authorizations. If we are required to obtain such authorizations, we may not be able to do so in a timely manner or at all, and conditions could be imposed upon such licenses or authorizations that may not be favorable to us. Furthermore, telecommunications companies, potentially including Internet protocol telephony companies, could be subject to significant regulation. Changes could increase the regulatory burdens on providers of such services, and cause us to incur additional costs.

A weakening economy, especially a continued downturn in the housing market, may negatively impact our ability to attract new subscribers and generate increased subscription revenues.

Providing basic video services is an established and highly penetrated business. As a result, our ability to achieve incremental growth in basic video subscribers is dependent in part on growth in new housing in our service areas, which is influenced by various factors outside of our control, including both national and local economic conditions. If growth in new housing continues to fall or if there are population declines in our operating areas, opportunities to gain new basic subscribers will decrease. In addition, a weakening economy or recession may result in less demand for our services, especially the more expensive advanced services, and may increase the number of subscribers from whom we are unable to collect payment for its services. A decrease in opportunities to gain new basic video subscribers or in demand for our advanced services or an increase in our bad debt may have an adverse effect on our growth, business and financial results or financial condition.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

We operate the following facilities, all of which are owned, except as noted. All of our owned facilities are subject to liens in favor of the lenders under our senior secured credit facilities. We believe our facilities are adequate for our current and reasonably anticipated future needs.

System	Location	Purpose	Lease/Own
Western, PA	Altoona, PA	Office/Primary Hub (Altoona)	Own
	Carmichael, PA	Hub	Lease
	Ashville PA	Tower Site	Own
	Johnstown, PA	Office (Johnstown)	Own
	Johnstown, PA	Headend	Own
	Mifflinburg, PA	Headend	Own
	Mifflinburg, PA	Office	Lease
	Bentleyville, PA	Hub	Lease
	Bradford, PA	Office (Bradford)	Lease
	Bradford, PA	Headend	Own
	Brownsville, PA	Hub	Own
	Clearfield, PA	Office (Clearfield)	Lease
	Clearfield, PA	Tower Site	Own
	Clearfield, PA	Headend	Own
	Salamanca, NY	Headend	Own
	Shippenville, PA	Headend	Lease
	Smithfield, PA	Hub	Lease
	Warren, PA	Office/Warehouse (Warren/Shippenville)	Lease
	Warren, PA	Headend	Lease
	Cumberland, MD	Office/Headend	Own
	Cumberland, MD	Microwave Site	Own
	Capacon, WV	Microwave Site	Own
	Midland, MD	RF Site	Own
	Moorefield, WV	Headend/Hub Site	Own
	Moorefield, WV	RF Site	Lease
	Paw Paw, WV	Headend/Hub	Lease
	Perryopolis, PA	Hub	Lease
	Grant Town, WV	Headend	Lease
	Grant Town, WV	Warehouse	Own
	Terra Alta, WV	Hub	Own
	Lamberton, PA	Hub	Lease
	Uniontown, PA	Office	Lease
	Uniontown, PA	Headend	Own
	Vesterburg, PA	Hub	Own
	Limestone, NY	Hub	Lease
	Duncansville, PA	Hub	Own
	New Enterprise, PA	Headend	Lease
	Canoe Creek, PA	Hub	Own
	Warriors Mark, PA	Hub	Own
	McAlvey’s Fort, PA	Headend	Lease
	Spruce Creek, PA	Headend	Lease
	Three Springs, PA	Headend/RF Site	Lease
	Calvin, PA	Headend/RF Site	Lease
	Johnstown, PA	Tower Site/Hub	Own
	Johnstown, PA	Hub	Own
	Jerome, PA	Hub	Own
	Derry, PA	Headend	Lease
	Derry, PA	Hub	Own
	Grampian, PA	Hub	Lease
	Sugar Grove, PA	Headend	Lease
	Dawson, PA	Hub	Lease
	Davis, WV	Headend	Own
	Parsons, WV	Warehouse	Lease
	Kingwood, WV	Office	Lease
Maryland/Delaware	Wye Mills, MD	Headend	Lease
	Middletown, DE	Office	Lease
	Chesapeake City, MD	Hub	Lease

	Perryville, MD	Hub	Lease
	Grasonville, MD	Office	Lease
Miami Beach, Florida	North Bay Village, FL	Office	Own
	Miami Beach, FL	Warehouse/Tech Center	Own
	Miami Beach, FL	Headend	Lease
	Miami, FL	South Miami Payment Center	Lease
Aiken, SC	Aiken, SC	Headend	Own
	Aiken, SC	Office	Own
	Aiken, SC	Hub	Own
	Allendale, SC	Hub	Own
	Barnwell, SC	Office	Own
	Denmark, SC	Hub	Own
	New Ellington, SC	Hub	Own
	Williston, SC	Hub	Own

ITEM 3.	Legal Proceedings

We are a defendant in a lawsuit claiming infringement of various patents. Other industry participants are also defendants. We believe the claims in this action are without merit and intend to defend the action vigorously.

We are party to various other lawsuits arising from time to time in the normal course of business. We are not currently party to any material legal proceedings. Although the outcome of these matters cannot be predicted with certainty and the impact of the final resolution of these matters on our results of operations in a particular subsequent reporting period is not known, management does not believe that the resolution of these lawsuits will have a material adverse effect on financial position or liquidity of our Company.

ITEM 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during our fiscal year ended December 31, 2007.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

ITEM 6.	Selected Historical Financial Data

The following table sets forth the selected historical financial data of the Systems as of the dates and for the periods indicated. We derived the selected historical combined statement of operations data for the year ended December 31, 2003 and the period ended February 29, 2004 and the selected combined balance sheet data as of December 31, 2003 and February 29, 2004 from the Systems’ historical combined financial statements which have been audited by KPMG LLP, independent registered public accounting firm. We derived the summary historical consolidated statement of operations data for the years ended December 31, 2004, 2005, 2006 and 2007 and the summary consolidated balance sheet data as of December 31, 2004, 2005, 2006 and 2007 from the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

The selected historical financial data presented below should be read in conjunction with “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited combined financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Period Ended February 29, 2004	Years Ended December 31,
		2004	2005	2006	2007
	(dollars in thousands)
Statement of Operation Data:
Revenues	$29,323	$151,001	$189,890	$212,575	$251,672

Costs and expenses:

Operating (excluding depreciation and amortization and other items listed below)	11,507	71,116	89,390	97,766	117,729
Selling, general and administrative	3,518	25,134	30,593	32,855	37,063
Depreciation and amortization	5,892	30,496	42,373	49,694	49,372
Corporate expense charge	435	—	—	—	—

	21,352	126,746	162,356	180,315	204,164

Income from operations	7,971	24,255	27,534	32,260	47,508
Interest expense, net	9,105	27,366	33,941	39,037	51,228
Loss on extinguishment of debt	—	—	—	—	370
Unrealized (gain) loss from derivative instrument	—	(3,547)	(536)	3,393	3,729

Income (loss) before income taxes	(1,134)	436	(5,871)	(10,170)	(7,819)
Income tax expense	(28)	—	—	—	—

Net income (loss)	$(1,162)	$436	$(5,871)	$(10,170)	$(7,819)

Balance Sheet Data:
Total assets	$626,188	$775,995	$770,020	$820,088	$812,725
Total Charter investment	604,543	—	—	—	—
Total debt	—	481,641	482,148	536,265	621,763
Total members’ equity	—	261,682	255,811	245,541	149,999

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview of Operations

Our operating revenue is derived primarily from monthly subscription fees charged to customers for video, data and telephony services, equipment rental and ancillary services provided by the systems. In addition, we derive revenue from installation and reconnection fees charged to customers to commence and reinstate service, pay-per-view programming where users are charged a fee for individual programs viewed, advertising revenues and franchise fee revenues, which are collected by the systems and then paid to local franchising authorities.

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

Historical Performance

Operating Data

	December 31, 2005	December 31, 2006	December 31, 2007
Equivalent Basic Units (“EBU’s”)	213,396	231,473	227,137
Digital subscribers	73,985	79,704	83,629
High Speed Data (“HSD”) subscribers	69,018	91,468	111,583
Telephone subscribers	—	11,915	30,520
Homes passed	438,404	493,643	500,662
Internet-ready homes passed	424,253	468,897	490,696
Telephone-ready homes passed	—	300,904	406,927
Basic subscribers	263,464	288,133	286,593

Basic penetration of homes passed	60.1%	58.4%	57.2%
Digital penetration of basic subscribers	28.1%	27.7%	29.2%
HSD penetration of internet-ready homes passed	16.3%	19.5%	22.7%
Telephone penetration of telephone-ready homes passed	—	4.0%	7.5%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue (in thousands):

	Year Ended December 31,
	2005		2006		2007
	Amount	%	Amount	%	Amount	%
Revenue:

Video	$127,471	67.1%	$135,944	64.0%	$152,518	60.6%
High Speed Data	22,824	12.0%	31,069	14.6%	39,341	15.6%
Telephone	—	—	2,298	1.1%	9,679	3.9%
Advertising Sales	6,088	3.2%	6,279	2.9%	7,351	2.9%
Commercial	15,687	8.3%	18,220	8.6%	21,474	8.5%
Other	17,820	9.4%	18,765	8.8%	21,309	8.5%

Total revenue	$189,890	100.0%	$212,575	100.0%	$251,672	100.0%

Costs and expenses:

Operating (excluding depreciation and amortization and other items listed below)	89,390	47.1%	97,766	46.0%	117,729	46.8%
Selling, general and administrative	30,593	16.1%	32,855	15.5%	37,063	14.7%
Depreciation and amortization	42,373	22.3%	49,694	23.4%	49,372	19.6%

Income from operations	27,534		32,260		47,508

Gain (loss) from derivative instrument	536		(3,393)		(3,729)
Loss on extinguishment of debt	—		—		(370)
Interest expense, net	(33,941)		(39,037)		(51,228)

Loss before income taxes	(5,871)		(10,170)		(7,819)

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenue for the year ended December 31, 2007 was $251.7 million as compared to $212.6 million for the year ended December 31, 2006, an increase of $39.1 million or 18.4%. This increase was mainly the result of a (i) $13.5 million in revenue from the Aiken Cluster which was not included in the operating results of 2006 until November 1st with the closing of the related acquisition, (ii) a $6.5 million or 21.0% increase, excluding the Aiken Cluster, in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $7.3 million increase in telephone revenue generated by this new service offering. We expect that revenue trends will continue to be positive as we continue to experience increased subscriber levels in our high speed data and telephone offerings through targeted marketing efforts and the increased utility of a broadband connection to our available video subscriber base.

Operating expenses for the year ended December 31, 2007 were $117.7 million as compared to $97.8 million for the same period in 2006. The $19.9 million increase was mainly the result of incremental Aiken Cluster operating expenses of $7.7 million, increased programming costs in conjunction with annual contractual increases, and the incurrence of costs associated with our launch of cable telephony service. We expect that operating expenses will continue to rise as a result of annual programming contract increases and growth in total revenue generating units which will result in increased direct expenses as we service a larger customer base.

Selling, general and administrative expenses for the year ended December 31, 2007 were $37.1 million as compared to $32.9 million for the year ended December 31, 2006, an increase of $4.2 million. This increase resulted mainly from $2.5 million in incremental Aiken Cluster expenses and a 17.2% increase in sales and marketing costs to continue to drive revenue and subscriber levels. We expect selling, general and administrative expenses to increase at a slower rate than revenue growth due to the more fixed nature of these costs as compared to direct costs.

Depreciation of property and equipment and amortization expense was $49.4 million for the year ended December 31, 2007, compared with $49.7 million for the same period in 2006, a decrease of $0.3 million. This decrease was the result of an overall increase in depreciation expense as a result of higher capital expenditures in 2007 due mainly to the system rebuild in Aiken, offset by approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild and additional deployment of customer premise equipment. This net increase is mostly offset by reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives.

Income from operations for the year ended December 31, 2007 was $47.5 million as compared to $32.3 million for the comparable period in 2006, for the reasons described above.

The marking-to-market of Atlantic Broadband’s interest rate swap agreements resulted in the recognition of $3.7 million in other expense for the year ended December 31, 2007, as compared to $3.4 million for the year ended December 31, 2006, due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2007 was $51.2 million, as compared to $39.0 million for the year ended December 31, 2006. This increase was mainly the result of additional borrowing to finance the acquisition of G Force LLC and increases in market interest rates, as our overall effective interest rate on our Senior Credit Facility increased to 8.28% in 2007 from 7.59% in 2006.

As a result of the factors described above, our net loss was $7.8 million for the year ended December 31, 2007, as compared to a net loss of $10.2 million for the year ended December 31, 2006.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenue for the year ended December 31, 2006 was $212.6 million as compared to $189.9 million for the year ended December 31, 2005, an increase of 12.0%. This increase was the result of (i) 36.1% growth in high speed data revenue across all markets driven by continued customer demand, (ii) an $8.5 million increase in video revenues with increased penetration of digital video recorder and high definition product offerings coupled with relatively stable subscriber levels and (iii) $2.3 million in new revenue generated by the launch of our telephone service to the majority of our markets during 2006. Our video revenue has decreased as a percentage of total revenue to 64.0% in 2006 from 67.1% in 2005 as we continue to grow subscriber levels in our non-video products while maintaining stable video subscriber levels.

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

Selling, general and administrative expenses for the year ended December 31, 2006 were $32.9 million as compared to $30.6 million for the year ended December 31, 2005, an increase of $2.3 million or 7.5%. The majority of this increase is the result of staffing and related costs incurred to support our new product offerings and overall growth in our customer base. Total costs decreased as a percentage of revenue to 15.5% in 2006 from 16.1% in 2005 mainly due to the non-recurrence of costs incurred in 2005 totaling $0.6 million related to our Senior Subordinated Notes exchange offer and one time due diligence costs.

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

The marking-to-market of Atlantic Broadband’s interest rate swap agreements resulted in the recognition of $3.4 million in other expense for the year ended December 31, 2006, as compared to $0.5 million in other income for the year ended December 31, 2005, due to fluctuations in market interest rates.

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

As a result of the factors described above, our net loss was $10.2 million for the year ended December 31, 2006, as compared to a net loss of $5.9 million for the year ended December 31, 2005.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the system acquisition we incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of December 31, 2007, the Company had total debt outstanding of $621.8 million.

Our senior credit facility is a $539.4 million senior credit facility, consisting of a $90 million revolving credit facility (the “Revolver”) and a $449.4 million term loan B tranche. At December 31, 2007, $14.9 million of the revolving credit facility was outstanding, with $75.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The term loan B matures on October 1, 2011. This term loan is payable in quarterly installments which commenced on June 30, 2006.

We expect to incur capital expenditures in 2008 at a level less than that of 2007 as we have substantially completed the approximate $7.0 million upgrade of the Aiken Cluster which included the offering of high speed Internet and telephone services to this market, as well as having completed the launch of video-on-demand services in the majority of our Western Pennsylvania and Maryland/Delaware Clusters. We expect subsequent year capital expenditure levels to remain at levels lower than that of 2007, reflecting more maintenance and discretionary capital spending.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months. Subject to restrictions on our senior secured credit facilities and the indenture governing our Senior Subordinated Notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreement, will be available on terms acceptable to us or at all.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2007 (dollars in thousands):

	Years Ending December 31,
	Total	2008	2009	2010	2011	2012	Thereafter
Senior secured credit facilities	$464,333	$4,528	$4,528	$126,422	$328,855	$—	$—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
6% Seller Note	6,890	—	6,890	—	—	—	—
Cash interest	193,890	47,689	47,053	45,317	25,120	14,063	14,648
Capitalized leases	618	415	193	10	—	—	—
Operating leases	2,232	663	508	411	315	155	180

Total cash contractual obligations	$817,963	$53,295	$59,172	$172,160	$354,290	$14,218	$164,828

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of adopting SFAS 157 on nonfinancial assets and nonfinancial liabilities.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 require statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, Business Combinations. SFAS 141 (R) requires that the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141 (R).

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$30,943	$32,139	$33,336	$34,533	$35,729
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$45,006	$46,202	$47,399	$48,596	$49,792

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

At December 31, 2007, we had in effect four swap agreements with three separate commercial banks for a total notional value of $225,000 with a term of two years. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of our interest rate swap agreements, which represents the cash we would either pay or receive to settle the agreements, was a liability of approximately $3.0 million and an asset of approximately $0.7 million at December 31, 2007 and 2006, respectively.

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

Managements’ Evaluation of our Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), with the participation of our management, has concluded that, as of the end of the period covered by the Annual Report on From 10-K, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. All internal controls over financial reporting, no matter how well designed, have inherent limitations. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U.S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2007

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions for each of our directors and executive officers as of December 31, 2007.

Name	Age	Position
David J. Keefe	58	Chief Executive Officer and Director
Edward T. Holleran	60	Chief Operating Officer and Director
Patrick Bratton	42	Vice President and Chief Financial Officer
Almis Kuolas	56	Vice President and Chief Technology Officer
Chris Daly	49	Vice President and Chief Marketing Officer
Blake R. Battaglia	35	Director
John Hunt	42	Director
Benjamin Diesbach	61	Director
Jay M. Grossman	48	Director
Jack Langer	59	Director

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

Edward T. Holleran joined us on September 5, 2003 as Chief Operating Officer with more than twenty years of general management experience with major U.S. cable companies. Most recently, in 1999 Mr. Holleran co-founded and served as President and CEO of American Broadband. From 1995 to 1998, Mr. Holleran served as Vice President of Broadband Data Services and Vice President of New Product Development for MediaOne and its predecessor company, Continental Cablevision. Additionally, Mr. Holleran spent thirteen years in senior management positions with Continental Cablevision and American Cablesystems. Mr. Holleran currently serves on the Board of Directors of the National Cable Television Cooperative.

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

Blake R. Battaglia has served as a director since September 5, 2003. Mr. Battaglia is a Principal at ABRY, which he joined in 1998. Prior to joining ABRY, he was an investment banker at Morgan Stanley & Co. Mr. Battaglia currently serves as a director of Nexstar Broadcasting Group, Inc., Hometown Broadband, LLC and Cast & Crew Entertainment Services, LLC.

John Hunt has served as a director since February 14, 2005. Mr. Hunt has been a Partner of ABRY since 2004. Prior to joining ABRY, Mr. Hunt was a General Partner at Boston Ventures Management a media and communications focused private equity fund. Mr. Hunt currently serves as a director of Charleston Newspapers, L.P., Softbrands, Inc., Navtech, Inc., Legendary Pictures, LLC, Triple Point Technology, Inc. and Itrade Network, Inc.

Benjamin Diesbach has served as a director since September 5, 2003. Mr. Diesbach has been a Partner of Oak Hill Capital Management, LLC since July, 2005. Prior to joining Oak Hill, Mr. Diesbach served as the President of Midwest Research, Inc. a consulting company. Prior to forming Midwest Research, Mr. Diesbach was Chief Executive Officer of Continental Broadcasting, Ltd. Before joining Continental Broadcasting, Mr. Diesbach served as a Vice President of the Crisler Company. Prior to Crisler, he served as Chief Executive Officer of Taft Cable Partners, Executive Vice President of Wometco Cable and Executive Vice President and General Manager of Fabricon Automotive Products. Mr. Diesbach currently serves as a director of Local TV Finance, LLC and Lattice Communications.

Jay M. Grossman has served as a director since September 5, 2003. Mr. Grossman has been a Partner of ABRY since 1996. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as director (or the equivalent) of several companies including Consolidated Theaters, LLC, Monitronics International, Inc., Country Road Communications, Inc.,Holding, LLC, Nexstar Broadcasting Group, Inc., Caprock Communications, Inc., Hometown Broadband, LLC, CyrusOne, Executive Health Resource, Inc. and Healthport, Inc.

Jack Langer has served as a director since March 1, 2004. Mr. Langer has extensive experience in equity, bank, subordinated debt and mergers and acquisitions transactions in the cable and other media industries. From 1997 to 2002, Mr. Langer served as a Managing Director and Global Co-Head of the Media Group at Lehman Brothers, Inc. Mr. Langer currently serves as a director of SBA Communications, Inc. and CKX, Inc.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K.

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

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be discretionary in the form of annual bonus awards that are paid, if at all, based on company accomplishment and, to a lesser degree, individual performance. The compensation awarded to our named executive officers for fiscal 2007, as well as prior years, was intended:

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

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize and individual’s performance in relation to special or strategic projects. The annual incentives paid in 2008 for 2007 performance were based primarily upon the performance of the Company. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year and, to a lesser degree, to individual performance.

Outside of the Company’s “Bonus Plan”, there is no other non-equity incentive compensation plan.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during 2007 in addition to adjusting base salaries as deemed appropriate.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401(K) contributions and medical benefits paid.

Our Benefit Plans

We maintain a 401(k) plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a three month service requirement, we match 50% of the employees’ contributions up to a maximum of 5.0% of the employees’ compensation. Our contributions vest after five years of service. Company contributions were approximately $368,000, $368,000 and $432,000 for the years ended December 31, 2005, 2006 and 2007, respectively.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Summary Compensation Table

The following table contains a summary of the annual, long-term and other compensation paid or accrued during the fiscal years ended December 31, 2007 and 2006 to those persons who were the Chief Executive Officer and our four other most highly compensated executive officers of our Company in these years.

Annual Compensation
	Fiscal Year	Salary	Bonus	All Other Compensation(1)	Total Compensation
David J. Keefe Chief Executive Officer and Director	2007 2006	$376,228 358,813	$112,868 161,804	$15,539 17,305	$504,635 537,922
Edward T. Holleran President, Chief Operating Officer and Director	2007 2006	327,994 303,188	112,868 136,911	11,027 9,900	451,889 449,999
Patrick Bratton Chief Financial Officer	2007 2006	226,013 215,250	67,804 97,201	5,901 5,745	299,718 318,196
Almis Kuolas Chief Technology Officer	2007 2006	209,000 200,000	62,700 80,772	6,618 6,320	278,318 287,092
Christopher Daly Chief Marketing Officer	2007 2006	196,847 188,370	59,054 80,808	3,392 5,806	259,293 274,984

(1)	Represents the following items: (1) officer group term life insurance coverage and (2) the amount of the Company’s match under the 401(k) saving plan in which the employees of the Company are eligible participants.

Employment Agreements

We currently have employment agreements with Messrs. Keefe, Holleran, Bratton, Kuolas and Daly dated March 1, 2004.

Each employment agreement provides for a term of five years unless otherwise terminated earlier. Under the current employment agreements, Mr. Keefe is paid a base salary of $395,040 per year, Mr. Holleran is paid a base salary of $395,040 per year, Mr. Bratton is paid a base salary of $240,000 per year, Mr. Kuolas is paid a base salary of $218,405 per year and Mr. Daly is paid a base salary of $210,000 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. In addition, Mr. Keefe’s and Mr. Holleran’s agreements stipulate annual base salary increases. If the executive’s employment is terminated by reason of disability or resignation or in connection with a sale of the company, the executive is not entitled to receive any base compensation, fringe benefits or bonus after the date of the termination of employment. The employment agreements also provides for the subject executive to receive, in the event that we terminate the subject officer’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination. All executives will be required to sign a release as a condition to receiving any severance payments.

Each employment agreement also contains a “non-compete” provision prohibiting the executive from owning, managing, controlling, participating in or operating a competing business for a period of two years following termination of employment.

Equity Compensation

In connection with the consummation of the Acquisition in 2004, stock grants were awarded to the named executive officers. These stock holdings are reflected in Item 12—Security Ownership of Certain Beneficial Owners and Management. We do not have an official plan to grant stock, however, the Compensation Committee may, at its discretion, award further shares to the named executive officers if it feels such action would be desirable to retain an executive. We do not grant any stock options or other equity-based compensation.

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

Atlantic Broadband Group, LLC indirectly owns all of the membership units of our Company. The following table sets forth information regarding the beneficial ownership of the equity interests of Atlantic Broadband Group, LLC as of December 31, 2007, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of Atlantic Broadband Group;

•	each director of Atlantic Broadband Group;

•	each of our executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Holder(a)	Number of Equity Interests Beneficially Owned	Percentage of Total Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P.(a)(b)(c)	120,000,000	65.7%
ABRY Mezzanine Partners, L.P.(a)(d)	10,000,000	7.9%
Oak Hill(a)(e)	27,000,000	14.8%

Executive Officers and Directors:
Blake R. Battaglia(f)	—	—
Patrick Bratton	—	—
Chris Daly	—	—
Benjamin Diesbach	—	—
Jay M. Grossman(h)	—	—
Edward T. Holleran	250,000	*
John Hunt(g)	—	—
David J. Keefe	400,000	*
Almis Kuolas	—	—
Jack Langer	—	—
Executive Officers and Directors as a group (6 Persons):	650,000	*

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned. The total equity interests shown for ABRY Partners IV, L.P., ABRY Mezzanine Partners, L.P. and Oak Hill will equate to approximately 71.7%, 8.6%, and 16.1%, respectively, of the total voting equity interests of Atlantic Broadband Group, LLC.
(b)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(c)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.
(d)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.
(e)	Represents 26,364,688 owned by Oak Hill Capital Partners, L.P. and 635,312 owned by Oak Hill Capital Management Partners, L.P. The sole general partner of both entities is OHCP Gen Par, L.P. whose sole general partner is OHCP MGP, LLC.
(f)	Mr. Battaglia is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by either entity. Mr. Battaglia’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(g)	Mr. Hunt is a limited partner of ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by such entity. Mr. Hunt’s address is c/o ABRY Mezzanine Partners, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(h)	Mr. Grossman is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Grossman’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

ITEM 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2006 and 2007, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	2006	2007
Audit Fees	$426	$430
Tax Fees	77	54

Total	$503	$484

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.

“ “Tax Fees” consisted of fees billed for tax payment planning and property tax consultation services.

PART IV.

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	The financial statements as indicated in the index set forth on page 54.

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits

EXHIBIT NUMBER	EXHIBIT
1.1	Purchase Agreement dated as of January 27, 2004 by and among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Cowen Securities Corporation.***

2.1	Asset Purchase Agreement dated as of September 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1a	First Amendment to the Asset Purchase Agreement, dated as of October 31, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1b	Second Amendment to the Asset Purchase Agreement, dated as of December 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1c	Third Amendment to the Asset Purchase Agreement, dated as of February 27, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

3.1	Certificate of Formation of Atlantic Broadband Finance, LLC.***

3.2	Certificate of Incorporation of Atlantic Broadband Finance, Inc.***

3.3	Certificate of Formation of Atlantic Broadband Management, LLC.***

3.4	Certificate of Formation of Atlantic Broadband (Miami), LLC.***

3.5	Certificate of Formation of Atlantic Broadband (Penn), LLC.***

3.6	Certificate of Formation Atlantic Broadband (Delmar), LLC.***

3.7a	Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.7b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.8	By-laws of Atlantic Broadband Finance, Inc.***

3.9a	Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.9b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.10a	Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.10b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

EXHIBIT NUMBER	EXHIBIT
3.11a	Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.11b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.12a	Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

3.12b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

4.1	Indenture, dated as of February 10, 2004, among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., the Guarantors and The Bank of New York, as trustee.***

4.2	Form of Note (included in Exhibit 4.1).**

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Credit Lyonnais New York Branch and Société Générale (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1a	Amendment No. 1 and Agreement, dated as of December 22, 2005 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1b	Amendment No. 2 and Agreement, dated as of March 6, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1c	Amendment No. 3 and Agreement, dated as of August 23, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).

10.1d	Amended and Restated Credit Agreement, dated as of March 7, 2007 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Calyon New York Branch and Société Générale (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007).

10.2	Security Agreement, dated as of March 1, 2004 made by Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, and the Guarantors in favor of Société Générale.***

10.3	Guarantee, dated as of March 1, 2004 by Atlantic Broadband Holdings I, LLC in favor of Société Générale.***

10.4	Guarantee, dated as of March 1, 2004 by and among each Subsidiary Guarantor in favor of Société Générale.***

10.5	Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004 of Atlantic Broadband Group, LLC, by and among Atlantic Broadband Group, LLC and certain Members and Option Holders.***

EXHIBIT NUMBER	EXHIBIT
10.6	Members Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, ABRY Partners IV, L.P., the the Members and Option Holders.***

10.7	Registration Rights Agreement, dated as of March 1, 2004, by and among Atlantic Broadband Group, LLC and the Members and Option Holders.***

10.8	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and David J. Keefe.***

10.9	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.***

10.10	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Patrick Bratton.***

10.11	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Almis Kuolas.***

10.12	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Chris Daly.***

10.13	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Matthew Murphy.***

10.14	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Richard Shea.***

10.15	Bill of Sale & Assignment and Assumption Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.16	Retained Franchise Management Agreement, dated as of March 1, 2004, by and between Hornell Television Service, Inc. and Atlantic Broadband Finance, LLC.***

10.17	Transition Services Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.18	Reimbursement Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, Atlantic Broadband Finance, LLC and ABRY Partners, LLC.***

10.19	Form of Incentive Unit Purchase Agreement.**

10.20	Asset Purchase Agreement among G Force LLC, Atlantic Broadband (SC) LLC and, solely for the purpose of Article VII therein, Atlantic Broadband Finance, LLC, dated as of July 13, 2006 (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

EXHIBIT NUMBER	EXHIBIT
21.1	Subsidiaries of the Co-Registrants.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the corresponding Exhibit to Amendment No. 1 to the Registration Statement on Form S-4/A 333-11504, as filed on July 29, 2005.
***	Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-4 333-11504, as filed on May 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2008.

ATLANTIC BROADBAND FINANCE, LLC

By:	/s/ David J. Keefe
David Keefe
CHIEF EXECUTIVE OFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2008

SIGNATURE	CAPACITY

/s/ David J. Keefe	Chief Executive Officer and Director (Principal Executive Officer)
David J. Keefe

/s/ Patrick Bratton	Chief Financial Officer (Principal Financial and Accounting Officer)
Patrick Bratton

/s/ Edward T. Holleran	Chief Operating Officer and Director
Edward T. Holleran

/s/ Jay M. Grossman	Director
Jay M. Grossman

/s/ Benjamin Diesbach	Director
Benjamin Diesbach

/s/ Blake Battaglia	Director
Blake Battaglia

/s/ John Hunt	Director
John Hunt

/s/ Jack Langer	Director
Jack Langer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Atlantic Broadband Finance, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Broadband Finance, LLC and its subsidiaries at December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 26, 2008

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Balance Sheets

December 31, 2007 and 2006

(in thousands)

	2007	2006
Assets
Current assets
Cash and cash equivalents	$3,390	$10,250
Accounts receivable—net of allowance for doubtful accounts of $470 and $447, respectively	7,788	7,411
Prepaid expenses and other current assets	1,728	1,615

Total current assets	12,906	19,276
Plant, property and equipment, net	205,472	200,365
Franchise rights	547,828	548,000
Goodwill	35,905	36,076
Other intangible assets, net	1,120	4,481
Debt issuance costs, net	9,494	11,200
Fair value of derivative instruments	—	690

Total assets	$812,725	$820,088

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$4,528	$9,376
Current portion of capital lease obligation	389	435
Accrued interest	6,656	8,912
Accounts payable	14,228	13,847
Accrued expenses	10,635	9,742
Unearned service revenue	4,189	3,868

Total current liabilities	40,625	46,180
Long-term debt, net of current portion	616,650	525,869
Capital lease obligation, net of current portion	196	585
Fair value of derivative instruments	3,039	—
Other long-term liabilities	2,216	1,913

Total liabilities	662,726	574,547

Commitments and contingencies (Note 11)
Member’s equity	174,677	262,400
Accumulated deficit	(24,678)	(16,859)

Total member’s equity	149,999	245,541

Total liabilities and member’s equity	$812,725	$820,088

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2007	2006	2005
Revenue	$251,672	$212,575	$189,890

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	117,729	97,766	89,390
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	37,063	32,855	30,593
Depreciation and amortization	49,372	49,694	42,373

Income from operations	47,508	32,260	27,534
Interest expense	51,228	39,037	33,941
Loss on extinguishment of debt	370	—	—
Net loss (gain) on derivative instruments	3,729	3,393	(536)

Net loss	$(7,819)	$(10,170)	$(5,871)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2007, 2006 and 2005

(in thousands)

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
December 31, 2004	$262,500	$(818)	$261,682
Net loss	—	(5,871)	(5,871)

December 31, 2005	262,500	(6,689)	255,811
Dividend to Parent	(100)	—	(100)
Net loss	—	(10,170)	(10,170)

December 31, 2006	262,400	(16,859)	245,541
Dividend to Parent	(87,723)	—	(87,723)
Net loss	—	(7,819)	(7,819)

December 31, 2007	$174,677	$(24,678)	$149,999

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net loss	$(7,819)	$(10,170)	$(5,871)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	49,372	49,694	42,373
Amortization of debt issuance costs	3,189	1,895	1,895
Loss on extinguishment of debt	370	—	—
Net loss (gain) on derivative instrument	3,729	3,393	(536)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(377)	34	(1,233)
Prepaid expenses and other current assets	(113)	103	(628)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(5,240)	513	(2,494)
Unearned service revenue	321	348	163

Net cash provided by operating activities	43,432	45,810	33,669

Cash flows from investing activities
Purchases of property, plant and equipment	(46,557)	(31,647)	(34,586)
Acquisition of cable systems	298	(55,846)	(4,857)

Net cash used in investing activities	(46,259)	(87,493)	(39,443)

Cash flows from financing activities
Proceeds from issuance of debt	89,500	55,500	—
Repayments of debt principal	(3,522)	(8,562)	—
Payments of capital lease obligations	(435)	(337)	(206)
Proceeds from member’s contributions	—	—	—
Dividend to members	(87,723)	(100)	—
Payment of debt issuance costs	(1,853)	(1,200)	—

Net cash provided (used) by financing activities	(4,033)	45,301	(206)

Net change in cash and equivalents	(6,860)	3,618	(5,980)
Cash and cash equivalents, beginning of period	10,250	6,632	12,612

Cash and cash equivalents, end of period	$3,390	$10,250	$6,632

Supplemental disclosure of cash flow information
Interest paid	$50,295	$36,277	$31,646
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	—	626	713
Capital expenditures included in accounts payable and accrued expenses	4,561	3,864	3,028
Supplemental disclosure of noncash financing activities
Seller Note issued in conjunction with acquisition	—	6,890	—

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

The Systems offer their customers traditional cable video programming as well as high-speed data and telephony services and other advanced video related broadband services such as high definition television. The Systems sell their video programming, high-speed data and advanced broadband cable services on a subscription basis.

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

Plant and equipment are depreciated over the estimated useful life upon being placed into service. Depreciation of plant and equipment is provided on a straight-line basis, over the following estimated useful lives:

Asset Category	Estimated Useful Life (Years)
Office equipment & other	4-10
Subscriber equipment	4
Vehicles	5
Headend equipment	10
Distribution facilities	5-15
Building and leasehold improvements	The shorter of 5-15 or the remaining lease term

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

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. As of December 31, 2007, the Company did not identify any triggering events for an impairment assessment. The Company completed its annual impairment evaluation on March 1, 2007 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts, which would impact these annual impairment results, were noted as of December 31, 2007.

Amortization expense on intangible assets with a definite life for the next five years as of December 31, 2007 is as follows:

Amortization Expense
2008	$837
2009	283
Thereafter	—

Realizability of Long-Lived Assets

The carrying values of long-lived assets, which include construction material, property, plant and equipment, and other intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Any impairment loss would be measured as the amount by which the carrying amount exceeded the fair value, most likely determined by future discounted cash flows. Management believes that there have been no impairments as of December 31, 2007.

Debt Issuance Costs

Certain costs associated with issuance of the Company’s debt have been capitalized. These debt issuance costs are amortized over the life of the Credit Facility using the effective interest method. Amortization expense related to debt issuance costs charged to interest expense in 2007, 2006 and 2005 was $3,189, $1,895 and $1,895, respectively.

Deferred Credits

Deferred credits consist primarily of deferred launch incentives. The Company receives launch incentive payments from programmers. These incentive payments are deferred and recognized over the life of the related programming agreements as an offset to programming costs in direct expenses. To date, these amounts have not been material.

Revenue Recognition

Revenues are generally recognized when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. Revenues from video and Internet access services are recognized based upon monthly service fees or fees per event. Revenue for customer fees, equipment rental, advertising and pay-per-view programming is recognized in the period that the services are delivered. Video and non-video installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any programming incentive revenue received is deferred and recognized over the life of the underlying contract. Under the terms of the Company’s non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service to the local franchise authority. The Company normally passes these fees through to its cable subscribers.

Marketing Costs

The cost of marketing, advertising, and selling is expensed as incurred and are included in sales, general and administrative expenses. Marketing, advertising, and selling expense in 2007, 2006 and 2005 was $11,479, $9,669 and $9,332, respectively.

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

SFAS 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. At December 31, 2007 and 2006, derivative instruments consist solely of Swaps which are used to reduce the Company’s exposure to interest rate fluctuations on its variable rate debt (see Note 8). At December 31, 2007, the Swaps were recorded at fair value as a liability of $3,039. At December 31, 2006, the Swaps were recorded at fair value as an asset of $690.

The interest rate swap agreements are not designated as hedging instruments, accordingly, changes in fair values are recognized currently in earnings. The Company recorded a loss of $3,729 and $3,393 for the years ended December 31, 2007 and 2006, respectively, and a gain of $536 for the year ended December 31, 2005, from marking to market these derivative instruments.

Concentrations of Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. The Company periodically assesses the creditworthiness of the institutions with which it invests. The Company does, however, maintain invested balances in excess of federally insured limits. The Company periodically assesses the creditworthiness of its customers. Concentrations of credit risk are limited as no single customer accounts for a significant portion of the balance.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-b which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of adopting SFAS 157 on nonfinancial assets and nonfinancial liabilities.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 require statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, Business Combinations. SFAS 141 (R) requires that the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141 (R).

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

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,
	2007	2006
Distribution facilities	$190,474	$167,721
Subscriber equipment	54,128	48,058
Headend equipment	34,307	26,478
Buildings and leasehold improvements	9,566	8,816
Office equipment and other	13,782	10,258
Vehicles and equipment	8,373	6,641
Land	1,972	1,929
Construction in progress	80	510
Material inventory	3,538	4,130

Total plant, property and equipment	316,220	274,541
Less: accumulated depreciation	110,748	74,176

Plant, property and equipment, net	$205,472	$200,365

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $46,011, $34,125 and $27,341, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2007	2006
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	46,491	43,130

Intangible assets, net	$1,120	$4,481

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was $3,361, $15,569 and $15,032, respectively.

The change in the carrying value of goodwill for the years ended December 31, 2007 and 2006 was as follows:

	December 31
	2007	2006
Beginning balance	$36,076	$35,757
Acquisitions	—	319
Adjustment to purchase price paid	(171)	—

Ending balance	$35,905	$36,076

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2007	2006
Franchise, copyright and revenue sharing fees	$2,605	$2,394
Payroll and related taxes	3,418	3,204
Accrued purchase price	167	333
Other accrued expenses	4,445	3,811

Total accrued liabilities	$10,635	$9,742

8. Debt

On February 10, 2004, the Company entered into $305.0 million of term loans (the “Term Loans”) and a $90.0 million revolving credit facility (the “Revolver”) with a group of banks and institutional investors led by Merrill Lynch & Company, General Electric Capital Corporation, Societe Generale and Calyon Corporate and Investment Bank. These two facilities are governed by a single credit agreement dated as of February 10, 2004 (collectively, the “Senior Credit Facility”).

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

At December 31, 2007, there was $449,416 outstanding under the Term Loans and $14,917 under the Revolver. At December 31, 2006, there was $348,438 outstanding under the Term Loans and $29,917 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2007, 2006 and 2005 on the Term Note and Revolver was 8.28%, 7.59% and 6.20%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of December 31, 2007, there was approximately $75,083 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2008 through 2011 are as follows:

2008	$4,528
2009	4,528
2010	126,422
2011	328,855

$464,333

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

Debt Issuance Costs

For the year ended December 31, 2004, the Company capitalized $15,019 of debt issuance costs related to the Senior Credit Facility and the Notes. In 2006 the Company capitalized $1,200 of debt issuance costs related to the increased borrowings under the Senior Credit Facility to fund the acquisition of the G Force LLC assets. In 2007 the Company capitalized $917 of debt issuance costs related to the amendment to the Senior Credit Facility and increased Term Loan commitment. Debt issuance costs are amortized using the effective interest method over the term of the Senior Credit Facility.

Interest Rate Swap Agreements

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility related to these changes, the Company entered into interest rate swap agreements. The Company is required by its Senior Credit Facility to maintain fifty percent of its outstanding Term Loans in an interest rate swap agreement for three years. These agreements convert at least one-half of the Company’s Term Loan floating rate debt under the Credit Facility to fixed rate debt. The Company’s swap position as of December 31, 2006, 2005 and 2004 was satisfied by three agreements entered into on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of 5.08%. The marking-to-market of the interest rate swap agreements resulted in the recognition of $3,729 and $3,393 in other expense for the years ended December 31, 2007 and 2006, respectively, and $536 in other income for the year ended December 31, 2005.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. On December 22, 2005, the Company amended its Senior Credit Agreement to increase the level of capital expenditures allowed during 2005.

The Company was in compliance with all such covenants at December 31, 2007, 2006 and 2005.

On March 6, 2007, the Company further amended its Senior Credit Agreement to increase capital expenditure limits and to adjust certain financial covenant ratios for periods beginning in 2007. The amended financial covenant ratios are less restrictive that the previously effective ratios.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force,LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems.

10. Employee Benefits

401(k) Savings Plan

During 2004, the Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions subject to a limit of the first 5% of the participant’s compensation. During 2007, 2006 and 2005, the Company recorded $432, $368 and $368, respectively, of expense related to the 401(k) plan.

11. Commitments and contingencies

The Company currently leases office and warehouse space and equipment under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements for the years 2007, 2006 and 2005 was $695, $640 and $604, respectively.

The Company has entered into several lease commitments for equipment and facilities. Future minimum lease commitments under non-cancelable leases and service agreements as of December 31, 2007 are as follows:

	Capital Leases	Operating Leases
2008	$415	$663
2009	193	508
2010	10	411
2011	—	315
2012	—	155
Thereafter	—	180

Total minimum lease payments	618	$2,232

Less: Amounts representing interest	(33)

Present value of net minimum lease payments	$585

We are a defendant in a lawsuit claiming infringement of various patents. Other industry participants are also defendants. We believe the claims in this action are without merit and intend to defend the action vigorously.

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

13. Valuation and Qualifying Accounts

Allowance for doubtful accounts roll forward:

	Balance at beginning of period	Acquisition	Charged in operations	Deductions	Balance at end of period
	(dollars in thousands)
Year ended December 31, 2005	$563	$—	$2,041	$(2,075)	$529
Year ended December 31, 2006	$529	$—	$1,873	$(1,955)	$447
Year ended December 31, 2007	$447	$—	$2,302	$(2,279)	$470