Form 10-Q
period 2008-03-31
Atlantic Broadband Finance, LLC
filed 2008-05-07
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller Reporting Company  ☐

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2007	March 31, 2008
Assets
Current assets
Cash and cash equivalents	$3,390	$3,453
Accounts receivable—net of allowance for doubtful accounts of $470 and $316, respectively	7,788	7,002
Prepaid expenses and other current assets	1,728	2,181

Total current assets	12,906	12,636
Plant, property and equipment, net	205,472	204,350
Franchise rights	547,828	547,828
Goodwill	35,905	35,905
Other intangible assets, net	1,120	910
Debt issuance costs, net	9,494	8,922

Total assets	$812,725	$810,551

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$4,528	$4,528
Current portion of capital lease obligations	389	389
Accrued interest	6,656	3,432
Accounts payable	14,228	12,460
Accrued expenses	10,635	8,443
Unearned service revenue	4,189	4,344

Total current liabilities	40,625	33,596
Long-term debt	616,650	619,518
Capital lease obligation, net of current portion	196	84
Fair value of derivative instruments	3,039	6,202
Other long-term liabilities	2,216	2,208

Total liabilities	662,726	661,608

Member’s equity	174,677	174,667
Accumulated deficit	(24,678)	(25,724)

Total member’s equity	149,999	148,943

Total liabilities and member’s equity	$812,725	$810,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2008
Cable service revenue	$59,917	$67,259

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	28,473	31,273
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	9,214	9,635
Depreciation and amortization	12,912	11,218

Income from operations	9,318	15,133
Interest expense	12,267	13,016
Loss on extinguishment of debt	370	—
Net loss on derivative instruments	1,436	3,163

Net loss	$(4,755)	$(1,046)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities
Net loss	$(4,755)	$(1,046)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	12,912	11,218
Amortization of debt issuance costs	1,473	572
Loss on extinguishment of debt	370	—
Net loss on derivative instrument	1,436	3,163
Changes in operating assets and liabilities
Accounts receivable	345	786
Prepaid expenses and other current assets	(158)	(453)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(12,586)	(10,242)
Unearned service revenue	754	155

Net cash provided by (used in) operating activities	(209)	4,153

Cash flows from investing activities
Purchases of property, plant and equipment	(8,268)	(6,836)
Acquisition of cable systems	298	—

Net cash used in investing activities	(7,970)	(6,836)

Cash flows from financing activities
Proceeds from issuance of debt	81,500	4,000
Repayments of debt principal	(126)	(1,132)
Payments of capital lease obligations	(111)	(112)
Dividend to members	(77,628)	(10)
Payment of debt issuance costs	(1,853)	—

Net cash provided by financing activities	1,782	2,746

Net change in cash and equivalents	(6,397)	63
Cash and cash equivalents, beginning of period	10,250	3,390

Cash and cash equivalents, end of period	$3,853	$3,453

Supplemental disclosure of cash flow information
Interest paid	$16,598	$15,668
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	3,453	3,050
Supplemental disclosure of noncash financing activities
Reduction in Seller Note in conjunction with final cable system purchase price determination	45	—

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

On September 3, 2003, the Company entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. (“Charter”) to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (together with the Aiken, SC system referred to below, the “Systems”) for approximately $738.1 million, subject to closing adjustments. The Company obtained equity and debt financing to fund the acquisition, which was consummated on March 1, 2004. On July 13, 2006, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in South Carolina for approximately $61.0 million. We obtained additional debt financing and issued a note payable to the seller of the assets to fund this transaction which was consummated on November 1, 2006.

The Systems offer their customers traditional cable video programming as well as high-speed data and telephony services and other advanced video related broadband services such as high definition television. The Systems sell their video programming, high-speed data, telephony and advanced broadband cable services on a subscription basis.

On March 31, 2008, the Company had approximately 288,000 cable, 118,000 residential high-speed Internet and 36,000 telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required. The Company expects to generate cash flow from operations in excess of capital expenditures in 2008. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. Should the Company fail to meet its expectations, the Company would look to draw down against the existing revolving line of credit, obtain additional financing, refinance existing agreements, and/or reduce capital expenditures.

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2007 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives of property, plant and equipment and finite-lived intangible assets, the recoverability of the carrying values of goodwill, other intangible assets and fixed assets (which include capitalized labor and overhead costs) and commitments and contingencies. Actual results could differ from those estimates.

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

An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company completed its annual impairment test as of March 1, 2008 and did not identify any impairment.

Amortization expense on intangible assets with a definite life for the next five years as of March 31, 2008 is as follows:

Amortization Expense
2008	$627
2009	283
Thereafter	—

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For 2008, we have adopted SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of adopting SFAS 157 on nonfinancial assets and nonfinancial liabilities.

On February 15, 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This Statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. The Statement permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. If the fair value option is elected, a business entity shall report unrealized gains and losses on elected items in earnings at each subsequent reporting date. Upon initial adoption of this Statement an entity is permitted to elect the fair value option for available-for-sale and held-to-maturity securities previously accounted for under SFAS 115, “Accounting for Certain investments in Debt and Equity

Securities”. The effect of reclassifying those securities into the trading category should be included in a cumulative-effect adjustment of retained earnings and not in current-period earnings and should be separately disclosed. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We did not elect the fair value option for any or our financial assets or liabilities.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, Business Combinations. SFAS 141 (R) requires that the acquiring entity in a business combination recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. We are currently evaluating the impact of adopting SFAS 141 (R).

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS 161). This Statement requires enhanced disclosures about an entity’s derivative and hedging activities, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is in the process of evaluating the effect, if any, the adoption of SFAS 161 will have on its financial statements.

4. Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or liquidity.

SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value, as well as the assets and liabilities that we value using those levels of inputs.

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. Our Level 2 assets are interest rate swaps whose fair value we determine using a pricing model predicated upon observable market inputs. The Company’s derivative instruments are pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table sets forth the financial assets and liabilities as of March 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of March 31, 2008
Liabilities
Interest Rate Swaps	—	6,202	—	6,202

5. Acquisition

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

6. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2007	March 31, 2008
Distribution facilities	$190,474	$194,591
Subscriber equipment	54,128	56,290
Headend equipment	34,307	35,879
Buildings and leasehold improvements	9,566	9,667
Office equipment and other	13,782	14,211
Vehicles and equipment	8,373	8,737
Land	1,972	1,976
Construction in progress	80	211
Material inventory	3,538	3,500

Total plant, property and equipment	316,220	325,062
Less: accumulated depreciation	110,748	120,712

Plant, property and equipment, net	$205,472	$204,350

Depreciation expense for the three months ended March 31, 2007 and 2008 was $10,193 and $11,008, respectively.

7. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2007	March 31, 2008
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	46,491	46,701

Intangible assets, net	$1,120	$910

Amortization expense for the three months ended March 31, 2007 and 2008 was $2,718 and $210, respectively.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2007	March 31, 2008
Franchise, copyright and revenue sharing fees	$2,605	$2,022
Payroll and related taxes	3,418	1,929
Accrued purchase price	167	—
Other accrued expenses	4,445	4,492

Total accrued liabilities	$10,635	$8,443

9. Debt

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

On March 6, 2007, the Company amended its Senior Credit Facility and increased the Term Loan commitment and borrowings by $104.5 million. The proceeds of the additional Term Loans were used to provide a dividend to our members of $77.6 million and to reduce outstanding Revolver borrowings by $23.0 million. The balance of the proceeds were used for working capital purposes. The additional borrowings were made under substantially the same conditions as the original Term Loans.

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

At December 31, 2007, there was $449,416 outstanding under the Term Loans and $14,917 under the Revolver. At March 31, 2008, there was $448,284 outstanding under the Term Loans and $18,917 under the Revolver. The interest rate on the Senior

Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2007 and 2008 on the Term Note and Revolver was 8.28% and 7.18%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of March 31, 2008, there was approximately $71,083 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of March 31, 2008, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2008 through 2011 are as follows:

2008	$3,396
2009	4,528
2010	130,422
2011	328,855

$467,201

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

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08% The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,436 and $3,163 in other expense for the three months ended March 31, 2007 and 2008, respectively.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77,628. The Company provided additional dividends totaling $10,095 during the remainder of 2007 and $10 during the first quarter of 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is based upon our unaudited interim consolidated financial statements, and our review of the business and operations of each of the Systems.

Overview of Operations

The operating revenue of the Company is derived primarily from monthly subscription fees charged to customers for video, data and telephony services, equipment rental and ancillary services provided by the Systems. Generally, the customer subscriptions may be discontinued by the customer at any time. In addition, the Company derives revenue from installation and reconnection fees charged to customers to commence and reinstate service, pay-per-view programming where users are charged a fee for individual programs viewed, advertising revenues and franchise fee revenues, which are collected by the Systems and then paid to local franchising authorities.

Expenses consist primarily of operating costs, selling, general and administrative expenses, depreciation and amortization expenses and interest expense. Operating costs primarily include programming costs, the cost of the System’s workforce, cable service related expenses, franchise fees and expenses related to customer billings.

Historical Performance

Operating Data

	March 31, 2007	December 31, 2007	March 31, 2008
Equivalent Basic Units (“EBU’s”)	230,660	227,137	227,610
Digital subscribers	80,382	83,629	87,252
High Speed Data (“HSD”) subscribers	98,416	111,583	118,094
Telephone subscribers	16,777	30,520	36,321
Homes passed	494,762	500,662	501,322
Internet-ready homes passed	470,016	490,696	492,455
Telephone-ready homes passed	364,053	406,927	454,960
Basic subscribers	288,694	286,593	288,068

Basic penetration of homes passed	58.4%	57.2%	57.5%
Digital penetration of basic subscribers	27.8%	29.2%	30.3%
HSD penetration of internet-ready homes passed	20.9%	22.7%	24.0%
Telephone penetration of telephone-ready homes passed	4.6%	7.5%	8.0%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended March 31.
	2007		2008
	Amount	%	Amount	%
	(dollars in thousands)
Revenue:
Video	$37,387	62.4%	$39,410	58.6%
High Speed Data	9,220	15.4	11,035	16.4
Telephone	1,648	2.7	3,729	5.5
Advertising Sales	1,631	2.7	1,534	2.3
Commercial	5,083	8.5	5,866	8.7
Other	4,948	8.3	5,685	8.5

Total revenue	$59,917	100.0%	$67,259	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	28,473	47.5%	31,273	46.5%
Selling, general and administrative	9,214	15.4%	9,635	14.3%
Depreciation and amortization	12,912	21.5%	11,218	16.7%

Income from operations	9,318		15,133
Other expenses:
Loss from derivative instruments	(1,436)		(3,163)
Loss on extinguishment of debt	(370)		—
Interest expense, net	(12,267)		(13,016)

Loss before income taxes	$(4,755)		$(1,046)

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Revenue for the three months ended March 31, 2008 was $67.3 million as compared to $59.9 million for the three months ended March 31, 2007, an increase of $7.4 million or 12.4%. This increase was mainly the result of (i) a $2.0 million increase in video revenue resulting from increases in digital, Digital Video Recorder and high definition subscribers coupled with increased video on demand usage; (ii) an increase in high-speed data revenue of $1.8 million or 19.7% from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $2.1 million increase in telephone revenue generated by increases in subscriber levels. We expect revenues to continue to increase as video subscriber levels stabilize while we expect to continue to see subscriber growth in our digital, high-speed data and telephone service offerings.

Operating expenses for the three months ended March 31, 2008 were $31.3 million as compared to $28.5 million for the same period in 2007. The $2.8 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended March 31, 2008 were $9.6 million as compared to $9.2 million for the three months ended March 31, 2007, an increase of $0.4 million. This increase resulted mainly from increases in staffing and related costs in sales and marketing to support the growth in our customer base. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $11.2 million for the three months ended March 31, 2008, compared with $12.9 million for the same period in 2007, a decrease of $1.7 million. This decrease was the result of reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives. This decrease in amortization expense is slightly offset by an overall increase in depreciation expense as a result of higher capital expenditures in 2007 due mainly to the system rebuild in Aiken and additional deployment of customer premise equipment, offset by approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild.

Income from operations for the three months ended March 31, 2008 was $15.1 million as compared to $9.3 million for the same period in 2007 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $3.2 million in other expense for the three months ended March 31, 2008 as compared to $1.4 million for the three months ended March 31, 2007 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2008 was $13.0 million as compared to $12.3 million for the three months ended March 31, 2007. This increase was primarily attributable to increased borrowing to finance the March 2007 members’ dividend.

In connection with the March 2007 refinancing, the Company recognized a loss of $0.4 related to the expensing of previously capitalized debt issuance costs.

As a result of the factors described above, the net loss was $1.0 million for the three months ended March 31, 2008 as compared to $4.8 million for the three months ended March 31, 2007.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of March 31, 2008, the Company has total debt outstanding of $624.5 million (including capital lease obligations).

We have a $538.2 million senior credit facility, consisting of a $90 million revolving credit facility and a $448.2 million term loan B tranche. At March 31, 2008, $18.9 million of the revolving credit facility (the “Revolver”) was outstanding, with $71.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loan B mature on October 1, 2011 and are payable in quarterly installments which began on June 30, 2006.

We expect to incur capital expenditures in 2008 at a level less than 2007 as we completed the approximate $7.0 million upgrade of the Aiken Cluster during 2007. We expect subsequent year capital expenditure levels to remain relatively consistent, reflecting more maintenance and discretionary capital spending.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of March 31, 2008 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Senior secured credit facilities	$467,201	$3,396	$4,528	$130,422	$328,855	$—	$—
6% Seller Note	6,845	—	6,845	—	—	—	—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	152,610	28,612	37,533	35,961	21,793	14,063	14,648
Capitalized leases (including interest)	473	270	193	10	—	—	—
Operating leases	2,066	497	508	411	315	155	180

Total cash contractual obligations	$779,195	$32,775	$49,607	$166,804	$350,963	$14,218	$164,828

Cash Flows

Cash provided by operations increased to $4.2 million for the three months ended March 31, 2008 as compared to cash used by operations of $0.2 million for the same period in 2007. This is mainly the result of the decrease in the Company’s Net Loss as discussed above.

Cash used in investing activities decreased to $6.8 million for the three months ended March 31, 2008 from $8.0 million for the same period in 2007. This decrease is mainly the result of the completion of the rebuild of the South Carolina systems in 2007.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007 and we have updated our critical accounting policy with respect to the valuation of investments as follows:

Fair Value Measurements

We have derivative instruments outstanding as of March 31, 2008. SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. .Judgment is required in estimating the fair value of the asset or liability related to these instruments included in our balance sheet, and we have used these guidelines in determining such estimates.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease			Interest rate increase
	100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$26,521	$27,732	$28,943	$30,154	$31,365
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$40,584	$41,795	$43,006	$44,217	$45,428

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities”, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes.

At March 31, 2008, we had in effect four interest rate swaps with three separate commercial banks, with a total notional amount of $225.0 million with a term of two years beginning March 2007 at a fixed rate of 5.08%. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive or pay to settle the agreements, was a liability of approximately $6.2 million and $3.0 million at March 31, 2008 and December 31, 2007, respectively.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2008 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2007 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2008.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer