Form 10-Q
period 2008-06-30
Atlantic Broadband Finance, LLC
filed 2008-08-06
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2007	June 30, 2008
Assets
Current assets
Cash and cash equivalents	$3,390	$3,030
Accounts receivable—net of allowance for doubtful accounts of $470 and $514, respectively	7,788	7,645
Prepaid expenses and other current assets	1,728	2,007

Total current assets	12,906	12,682
Plant, property and equipment, net	205,472	205,549
Franchise rights	547,828	547,828
Goodwill	35,905	35,905
Other intangible assets, net	1,120	701
Debt issuance costs, net	9,494	8,350

Total assets	$812,725	$811,015

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$4,528	$4,528
Current portion of capital lease obligations	389	355
Accrued interest	6,656	6,788
Accounts payable	14,228	14,556
Accrued expenses	10,635	10,211
Unearned service revenue	4,189	4,196

Total current liabilities	40,625	40,634
Long-term debt	616,650	618,386
Capital lease obligation, net of current portion	196	16
Fair value of derivative instruments	3,039	3,496
Other long-term liabilities	2,216	2,205

Total liabilities	662,726	664,737

Member’s equity	174,677	164,557
Accumulated deficit	(24,678)	(18,279)

Total member’s equity	149,999	146,278

Total liabilities and member’s equity	$812,725	$811,015

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Cable service revenue	$62,060	$69,414	$121,977	$136,673

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	29,641	31,885	58,114	63,158
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	9,432	10,817	18,646	20,452
Depreciation and amortization	13,843	10,428	26,755	21,646

Income from operations	9,144	16,284	18,462	31,417
Interest expense	12,903	11,545	25,170	24,561
Loss on extinguishment of debt	—	—	370	—
Net loss (gain) on derivative instruments	(1,412)	(2,706)	24	457

Net loss (income)	$(2,347)	$7,445	$(7,102)	$6,399

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities
Net (loss) income	$(7,102)	$6,399
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	26,755	21,646
Amortization of debt issuance costs	2,045	1,144
Loss on extinguishment of debt	370	—
Net loss on derivative instrument	24	457
Changes in operating assets and liabilities
Accounts receivable	561	143
Prepaid expenses and other current assets	(278)	(279)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(6,007)	(3,561)
Unearned service revenue	619	7

Net cash provided by operating activities	16,987	25,956

Cash flows from investing activities
Purchases of property, plant and equipment	(22,084)	(17,718)
Acquisition of cable systems	298	—

Net cash used in investing activities	(21,786)	(17,718)

Cash flows from financing activities
Proceeds from issuance of debt	81,500	4,000
Repayments of debt principal	(1,258)	(2,264)
Payments of capital lease obligations	(220)	(214)
Dividend to members	(82,653)	(10,120)
Payment of debt issuance costs	(1,853)	—

Net cash used in financing activities	(4,484)	(8,598)

Net change in cash and equivalents	(9,283)	(360)
Cash and cash equivalents, beginning of period	10,250	3,390

Cash and cash equivalents, end of period	$967	$3,030

Supplemental disclosure of cash flow information
Interest paid	$25,362	$23,285
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	4,339	3,586
Supplemental disclosure of noncash financing activities
Reduction in Seller Note in conjunction with final cable system purchase price determination	45	—

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

On June 30, 2008, the Company had approximately 285,000 cable, 119,000 residential high-speed Internet and 41,000 telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2007 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Amortization expense on intangible assets with a definite life for the next five years as of June 30, 2008 is as follows:

Amortization Expense
2008	$418
2009	283
Thereafter	—

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

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, of SFAS 162, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We are evaluating the impact, if any, this Standard will have on our financial statements.

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

The following table sets forth the financial assets and liabilities as of June 30, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of June 30, 2008
Liabilities
Interest Rate Swaps	—	3,496	—	3,496

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

6. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2007	June 30, 2008
Distribution facilities	$190,474	$199,208
Subscriber equipment	54,128	58,302
Headend equipment	34,307	36,798
Buildings and leasehold improvements	9,566	9,810
Office equipment and other	13,782	15,252
Vehicles and equipment	8,373	8,955
Land	1,972	1,986

Construction in progress	80	494
Material inventory	3,538	3,508

Total plant, property and equipment	316,220	334,313
Less: accumulated depreciation	110,748	128,764

Plant, property and equipment, net	$205,472	$205,549

Depreciation expense for the three and six months ended June 30, 2007 was $13,619 and $23,812, respectively and for the three and six months ended June 30, 2008 was $10,219 and $21,227, respectively.

7. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2007	June 30, 2008
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	46,491	46,910

Intangible assets, net	$1,120	$701

Amortization expense for the three and six months ended June 30, 2007 was $224 and $2,943, respectively and for the three and six months ended June 30, 2008 was $209 and $419, respectively.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2007	June 30, 2008
Franchise, copyright and revenue sharing fees	$2,605	$2,259
Payroll and related taxes	3,418	3,122
Accrued purchase price	167	—
Other accrued expenses	4,445	4,830

Total accrued liabilities	$10,635	$10,211

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

At December 31, 2007, there was $449,416 outstanding under the Term Loans and $14,917 under the Revolver. At June 30, 2008, there was $447,152 outstanding under the Term Loans and $18,917 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2007 and 2008 on the Term Note and Revolver was 8.04% and 6.15%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of June 30, 2008, there was approximately $71,083 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of June 30, 2008, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2008 through 2011 are as follows:

2008	$2,264
2009	4,528
2010	130,422
2011	328,855

$466,069

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

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08% The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,412 in other income and $24 in other expense for the three and six months ended June 30, 2007, respectively and $2,706 in other income and $457 in other expense for the three and six months ended June 30, 2008, respectively.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77,628. The Company provided additional dividends totaling $10,095 during the remainder of 2007, $10 during the first quarter of 2008 and $10,110 during the second quarter of 2008.

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

Historical Performance

Operating Data

	June 30, 2007	December 31, 2007	June 30, 2008
Equivalent Basic Units (“EBU’s”)	228,149	227,137	225,401
Digital subscribers	80,479	83,629	87,190
High Speed Data (“HSD”) subscribers	101,627	111,583	119,461
Telephone subscribers	21,067	30,520	41,394
Homes passed	496,153	500,662	502,596
Internet-ready homes passed	473,017	490,696	493,881
Telephone-ready homes passed	365,276	406,927	456,692
Basic subscribers	285,650	286,593	285,471

Basic penetration of homes passed	57.6%	57.2%	56.8%
Digital penetration of basic subscribers	28.2%	29.2%	30.5%
HSD penetration of internet-ready homes passed	21.5%	22.7%	24.2%
Telephone penetration of telephone-ready homes passed	5.8%	7.5%	9.1%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended June 30.				Six Months Ended June 30.
	2007		2008		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$38,055	61.3%	$39,997	57.6%	$75,442	61.8%	$79,407	58.1%
High Speed Data	9,640	15.5	11,482	16.6	18,860	15.5	22,517	16.5
Telephone	2,206	3.6	4,325	6.2	3,854	3.2	8,054	5.9
Advertising Sales	1,687	2.7	1,789	2.6	3,318	2.7	3,323	2.4
Commercial	5,237	8.5	6,050	8.7	10,320	8.5	11,916	8.7
Other	5,235	8.4	5,771	8.3	10,183	8.3	11,456	8.4

Total revenue	$62,060	100.0%	$69,414	100.0%	$121,977	100.0%	$136,673	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	29,641	47.8%	31,885	45.9%	58,114	47.6%	63,158	46.2%
Selling, general and administrative	9,432	15.2%	10,817	15.6%	18,646	15.3%	20,452	15.0%
Depreciation and amortization	13,843	22.3%	10,428	15.0%	26,755	21.9%	21,646	15.8%

Income from operations	9,144		16,284		18,462		31,417
Other Income (expenses):
Gain (loss) from derivative instruments	1,412		2,706		(24)		(457)
Loss on extinguishment of debt	—		—		(370)		—
Interest expense	(12,903)		(11,545)		(25,170)		(24,561)

Net (loss) income	$(2,347)		$7,445		$(7,102)		$6,399

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.

Revenue for the three months ended June 30, 2008 was $69.4 million as compared to $62.1 million for the three months ended June 30, 2007, an increase of $7.3 million or 11.8%. This increase was mainly the result of (i) a $1.9 million increase in video revenue resulting from increases in digital, Digital Video Recorder and high definition subscribers coupled with increased video on demand usage; (ii) an increase in high-speed data revenue of $1.8 million or 19.1% from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $2.1 million increase in telephone revenue generated by increases in subscriber levels. We expect revenues to continue to increase as video subscriber levels stabilize while we expect to continue to see subscriber growth in our digital, high-speed data and telephone service offerings.

Operating expenses for the three months ended June 30, 2008 were $31.9 million as compared to $29.6 million for the same period in 2007. The $2.3 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended June 30, 2008 were $10.8 million as compared to $9.4 million for the three months ended June 30, 2007, an increase of $1.4 million. This increase resulted mainly from increases in staffing and related costs in sales and marketing to support the growth in our customer base. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $10.4 million for the three months ended June 30, 2008, compared with $13.8 million for the same period in 2007, a decrease of $3.4 million. This decrease was the result of reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives. This decrease in amortization expense is slightly offset by an overall increase in depreciation expense as a result of higher capital expenditures in 2007 due mainly to the system rebuild in Aiken and additional deployment of customer premise equipment, offset by approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild in 2007.

Income from operations for the three months ended June 30, 2008 was $16.3 million as compared to $9.1 million for the same period in 2007 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $2.7 million in other income for the three months ended June 30, 2008 as compared to other income of $1.4 million for the three months ended June 30, 2007 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2008 was $11.5 million as compared to $12.9 million for the three months ended June 30, 2007. This decrease was primarily attributable to lower market interest rates.

As a result of the factors described above, the net income was $7.4 million for the three months ended June 30, 2008 as compared to a net loss of $2.3 million for the three months ended June 30, 2007.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Revenue for the six months ended June 30, 2008 was $136.7 million as compared to $122.0 million for the six months ended June 30, 2007, an increase of $14.7 million or 12.0%. This increase was mainly the result of a (i) $4.0 million in video revenue from increased digital subscriber levels, along with increased usage of Digital Video Recorders, high definition converters and video-on-demand products; (ii) a 19.4% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $4.2 million increase in telephone revenue generated by this service offering through subscriber growth.

Operating expenses for the six months ended June 30, 2008 were $63.2 million as compared to $58.1 million for the same period in 2007. The $5.1 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of costs associated with our continued expansion of cable telephony services.

Selling, general and administrative expenses for the six months ended June 30, 2008 were $20.5 million as compared to $18.6 million for the six months ended June 30, 2007, an increase of $1.9 million. This increase resulted mainly from increases in sales and marketing costs to continue to drive revenue and subscriber levels.

Depreciation of property and equipment and amortization expense was $21.6 million for the six months ended June 30, 2008, compared with $26.8 million for the same period in 2007, a decrease of $5.2 million. This decrease was the result of reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives. This decrease in amortization expense is slightly offset by an overall increase in depreciation expense as a result of higher capital expenditures in 2007 due mainly to the system rebuild in Aiken and additional deployment of customer premise equipment, offset by approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild in 2007.

Income from operations for the six months ended June 30, 2008 was $31.4 million as compared to $18.5 million for the same period in 2007 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $0.5 million in other expense for the six months ended June 30, 2008 as compared to $24 thousand for the six months ended June 30, 2007 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2008 was $24.6 million as compared to $25.2 million for the six months ended June 30, 2007. This $0.6 million decrease was primarily attributable lower market interest rates, offset by interest associated with increased borrowing to finance the acquisition of G Force LLC and the March 2007 members dividend.

In connection with the March 2007 refinancing, the Company recognized a loss of $0.4 million related to the expensing of previously capitalized debt issuance costs.

As a result of the factors described above, the net income was $6.4 million for the six months ended June 30, 2008 as compared to a net loss of $7.1 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of June 30, 2008, the Company has total debt outstanding of $623.3 million (including capital lease obligations).

We have a $537.2 million senior credit facility, consisting of a $90 million revolving credit facility and a $447.2 million term loan B tranche. At June 30, 2008, $18.9 million of the revolving credit facility (the “Revolver”) was outstanding, with $71.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of June 30, 2008 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Senior secured credit facilities	$466,069	$2,264	$4,528	$130,422	$328,855	$—	$—
6% Seller Note	6,845	—	6,845	—	—	—	—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	147,828	21,664	39,041	36,447	21,965	14,063	14,648
Capitalized leases (including interest)	378	175	193	10	—	—	—
Operating leases	1,900	331	508	411	315	155	180

Total cash contractual obligations	$773,020	$24,434	$51,115	$167,290	$351,135	$14,218	$164,828

Cash Flows

Cash provided by operations increased to $26.0 million for the six months ended June 30, 2008 as compared to $17.0 million for the same period in 2007. This is mainly the result of the decrease in the Company’s Net Loss as discussed above.

Cash used in investing activities decreased to $17.7 million for the six months ended June 30, 2008 from $21.8 million for the same period in 2007. This decrease is mainly the result of the completion of the rebuild of the South Carolina systems in 2007.

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

Fair Value Measurements

We have derivative instruments outstanding as of June 30, 2008. SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. .Judgment is required in estimating the fair value of the asset or liability related to these instruments included in our balance sheet, and we have used these guidelines in determining such estimates.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$26,472	$27,677	$28,883	$30,088	$31,293
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$40,535	$41,740	$42,946	$44,151	$45,356

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

At June 30, 2008, we had in effect four interest rate swaps with three separate commercial banks, with a total notional amount of $225.0 million with a term of two years beginning March 2007 at a fixed rate of 5.08%. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive or pay to settle the agreements, was a liability of approximately $3.5 million and $3.0 million at June 30, 2008 and December 31, 2007, respectively.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2008 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2008.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer