Form 10-Q
period 2008-09-30
Atlantic Broadband Finance, LLC
filed 2008-11-05
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2007	September 30, 2008
Assets
Current assets
Cash and cash equivalents	$3,390	$3,268
Accounts receivable—net of allowance for doubtful accounts of $470 and $532, respectively	7,788	7,774
Prepaid expenses and other current assets	1,728	2,112

Total current assets	12,906	13,154
Plant, property and equipment, net	205,472	205,346
Franchise rights	547,828	547,828
Goodwill	35,905	35,905
Other intangible assets, net	1,120	492
Debt issuance costs, net	9,494	7,778

Total assets	$812,725	$810,503

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$4,528	$4,528
Current portion of capital lease obligations	389	278
Accrued interest	6,656	3,160
Accounts payable	14,228	13,119
Accrued expenses	10,635	10,913
Unearned service revenue	4,189	4,094

Total current liabilities	40,625	36,092
Long-term debt	616,650	617,254
Capital lease obligation, net of current portion	196	—
Fair value of derivative instruments	3,039	2,042
Other long-term liabilities	2,216	2,209

Total liabilities	662,726	657,597

Member’s equity	174,677	164,547
Accumulated deficit	(24,678)	(11,641)

Total member’s equity	149,999	152,906

Total liabilities and member’s equity	$812,725	$810,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Cable service revenue	$63,529	$71,066	$185,506	$207,739

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	29,764	33,088	87,878	96,246
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	9,174	10,272	27,820	30,724
Depreciation and amortization	11,559	10,805	38,314	32,451

Income from operations	13,032	16,901	31,494	48,318
Interest expense	13,166	11,717	38,336	36,278
Loss on extinguishment of debt	—	—	370	—
Net loss (gain) on derivative instruments	2,018	(1,454)	2,042	(997)

Net (loss) income	$(2,152)	$6,638	$(9,254)	$13,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities
Net (loss) income	$(9,254)	$13,037
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	38,314	32,451
Amortization of debt issuance costs	2,617	1,716
Loss on extinguishment of debt	370	—
Net loss (gain) on derivative instrument	2,042	(997)
Changes in operating assets and liabilities
Accounts receivable	227	14
Prepaid expenses and other current assets	(297)	(384)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(9,249)	(6,809)
Unearned service revenue	345	(95)

Net cash provided by operating activities	25,115	38,933

Cash flows from investing activities
Purchases of property, plant and equipment	(33,131)	(29,222)
Acquisition of cable systems	298	—

Net cash used in investing activities	(32,833)	(29,222)

Cash flows from financing activities
Proceeds from issuance of debt	89,500	8,000
Repayments of debt principal	(2,390)	(7,396)
Payments of capital lease obligations	(329)	(307)
Dividend to members	(82,683)	(10,130)
Payment of debt issuance costs	(1,853)	—

Net cash provided by (used in) financing activities	2,245	(9,833)

Net change in cash and equivalents	(5,473)	(122)
Cash and cash equivalents, beginning of period	10,250	3,390

Cash and cash equivalents, end of period	$4,777	$3,268

Supplemental disclosure of cash flow information Interest paid	$41,093	$38,058
Supplemental disclosure of noncash investing activities Capital expenditures included in accounts payable and accrued expenses	4,065	2,475
Supplemental disclosure of noncash financing activities Reduction in Seller Note in conjunction with final cable system purchase price determination	45	—

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

On September 30, 2008, the Company had approximately 287,000 cable, 123,000 residential high-speed Internet and 46,000 residential telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Amortization expense on intangible assets with a definite life for the next five years as of September 30, 2008 is as follows:

Amortization Expense
2008	$209
2009	283
Thereafter	—

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, Business Combinations. SFAS 141 (R) requires that the acquiring entity in a business combination recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. SFAS 141 (R) will be applied in all future business combinations post-adoption.

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

On May 5, 2008, Statement of Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, of SFAS 162, was issued. This Standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the U.S. We do not anticipate the adoption of SFAS No. 162 will have a material impact on our financial position, results of operations or liquidity.

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

The following table sets forth the financial assets and liabilities as of September 30, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of September 30, 2008
Liabilities
Interest Rate Swaps	—	2,042	—	2,042

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

6. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2007	September 30, 2008
Distribution facilities	$190,474	$204,453
Subscriber equipment	54,128	59,842
Headend equipment	34,307	38,160
Buildings and leasehold improvements	9,566	9,946
Office equipment and other	13,782	15,809
Vehicles and equipment	8,373	9,176
Land	1,972	1,992
Construction in progress	80	876
Material inventory	3,538	3,416

Total plant, property and equipment	316,220	343,670
Less: accumulated depreciation	110,748	138,324

Plant, property and equipment, net	$205,472	$205,346

Depreciation expense for the three and nine months ended September 30, 2007 was $11,350 and $35,162, respectively and for the three and nine months ended September 30, 2008 was $10,596 and $31,823, respectively.

7. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2007	September 30, 2008
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	46,491	47,119

Intangible assets, net	$1,120	$492

Amortization expense for the three and nine months ended September 30, 2007 was $209 and $3,152, respectively and for the three and nine months ended September 30, 2008 was $209 and $628, respectively.

8. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2007	September 30, 2008
Franchise, copyright and revenue sharing fees	$2,605	$2,496
Payroll and related taxes	3,418	2,973
Accrued purchase price	167	—
Other accrued expenses	4,445	5,444

Total accrued liabilities	$10,635	$10,913

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

At December 31, 2007, there was $449,416 outstanding under the Term Loans and $14,917 under the Revolver. At September 30, 2008, there was $446,020 outstanding under the Term Loans and $18,917 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2007 and 2008 on the Term Note and Revolver was 8.20% and 5.87%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of September 30, 2008, there was approximately $71,083 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company can make no assurances, however, that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. As of September 30, 2008, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2008 through 2011 are as follows:

2008	$1,132
2009	4,528
2010	130,422
2011	328,855

$464,937

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

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08% The marking-to-market of the interest rate swap agreements resulted in the recognition of $2,018 and $2,042 in other expense for the three and nine months ended September 30, 2007, respectively and $1,454 and $997 in other income for the three and nine months ended September 30, 2008, respectively.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77,628. The Company provided additional dividends totaling $10,095 during the remainder of 2007, $10 during the first quarter of 2008, $10,110 during the second quarter of 2008 and $10 during the third quarter of 2008.

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

Historical Performance

Operating Data

	September 30, 2007	December 31, 2007	September 30, 2008
Equivalent Basic Units (“EBU’s”)	228,155	227,137	225,519
Digital subscribers	82,054	83,629	88,773
High Speed Data (“HSD”) residential subscribers	105,833	111,583	123,312
Telephone residential subscribers	25,914	30,520	46,022
Homes passed	496,936	500,662	504,110
Internet-ready homes passed	477,186	490,696	495,761
Telephone-ready homes passed	403,323	406,927	453,242
Basic subscribers	286,819	286,593	286,935
Basic penetration of homes passed	57.7%	57.2%	56.9%
Digital penetration of basic subscribers	28.6%	29.2%	30.9%
HSD penetration of internet-ready homes passed	22.2%	22.7%	24.9%
Telephone penetration of telephone-ready homes passed	6.4%	7.5%	10.2%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended September 30.				Nine Months Ended September 30.
	2007		2008		2007		2008
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$38,372	60.4%	$40,482	57.0%	$113,814	61.4%	$119,889	57.7%
High Speed Data	10,007	15.7	11,928	16.8	28,867	15.5	34,445	16.6
Telephone	2,657	4.2	4,686	6.6	6,511	3.5	12,740	6.1
Advertising Sales	1,638	2.6	1,788	2.5	4,956	2.7	5,111	2.5
Commercial	5,435	8.6	6,292	8.8	15,755	8.5	18,208	8.8
Other	5,420	8.5	5,890	8.3	15,603	8.4	17,346	8.3

Total revenue	$63,529	100.0%	$71,066	100.0%	$185,506	100.0%	$207,739	100.0%
Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	29,764	46.9%	33,088	46.6%	87,878	47.4%	96,246	46. 3%
Selling, general and administrative	9,174	14.4%	10,272	14.5%	27,820	15.0%	30,724	14.8%
Depreciation and amortization	11,559	18.2%	10,805	15.2%	38,314	20.7%	32,451	15.6%

Income from operations	13,032		16,901		31,494		48,318
Other Income (expenses):
Gain (loss) from derivative instruments	(2,018)		1,454		(2,042)		997
Loss on extinguishment of debt	—		—		(370)		—
Interest expense	(13,166)		(11,717)		(38,336)		(36,278)

Net (loss) income	$(2,152)		$6,638		$(9,254)		$13,037

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.

Revenue for the three months ended September 30, 2008 was $71.1 million as compared to $63.5 million for the three months ended September 30, 2007, an increase of $7.6 million or 12.0%. This increase was mainly the result of (i) a $2.1 million increase in video revenue resulting from increases in digital, Digital Video Recorder and high definition subscribers coupled with increased video on demand usage; (ii) an increase in high-speed data revenue of $1.9 million or 19.2% from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $2.0 million increase in telephone revenue generated by increases in subscriber levels. We expect revenues to continue to increase resulting from subscriber growth in our digital, high-speed data and telephone service offerings.

Operating expenses for the three months ended September 30, 2008 were $33.1 million as compared to $29.8 million for the same period in 2007. The $3.3 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs and increases in technical and customer support staffing and related costs in support of our expanding subscriber base in these areas. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended September 30, 2008 were $10.3 million as compared to $9.2 million for the three months ended September 30, 2007, an increase of $1.1 million. This increase resulted mainly from increases in those costs tied to revenue and subscriber expansion, including commissions, billing and bad debt expenses. We expect to see continued increases in selling, general and administrative expenses as we increase marketing spending to continue subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $10.8 million for the three months ended September 30, 2008, compared with $11.6 million for the same period in 2007, a decrease of $0.8 million. This decrease was the mainly the result of approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild in 2007.

Income from operations for the three months ended September 30, 2008 was $16.9 million as compared to $13.0 million for the same period in 2007 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.5 million in other income for the three months ended September 30, 2008 as compared to other expense of $2.0 million for the three months ended September 30, 2007 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2008 was $11.7 million as compared to $13.2 million for the three months ended September 30, 2007. This decrease was primarily attributable to lower market interest rates.

As a result of the factors described above, the net income was $6.6 million for the three months ended September 30, 2008 as compared to a net loss of $2.2 million for the three months ended September 30, 2007.

Nine Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Revenue for the nine months ended September 30, 2008 was $207.7 million as compared to $185.5 million for the nine months ended September 30, 2007, an increase of $22.2 million or 12.0%. This increase was mainly the result of a (i) $6.1 million in video revenue from increased digital subscriber levels, along with increased usage of Digital Video Recorders, high definition converters and video-on-demand products; (ii) a $5.6 million increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $6.2 million increase in telephone revenue generated by this service offering through subscriber growth.

Operating expenses for the nine months ended September 30, 2008 were $96.2 million as compared to $87.9 million for the same period in 2007. The $8.3 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs and increases in technical and customer support staffing and related costs in support of our expanding subscriber base in these areas

Selling, general and administrative expenses for the nine months ended September 30, 2008 were $30.7 million as compared to $27.8 million for the nine months ended September 30, 2007, an increase of $2.9 million. This increase resulted mainly from increases in those costs tied to revenue and subscriber expansion, including commissions, billing and bad debt expenses, coupled with increases in sales and marketing spending to continue to drive revenue and subscriber levels.

Depreciation of property and equipment and amortization expense was $32.5 million for the nine months ended September 30, 2008, compared with $38.3 million for the same period in 2007, a decrease of $5.8 million. This decrease was the result of reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives. This decrease in amortization expense is slightly offset by an overall increase in depreciation expense as a result of higher capital expenditures in 2007 due mainly to the system rebuild in Aiken and additional deployment of customer premise equipment, offset by approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild in 2007.

Income from operations for the nine months ended September 30, 2008 was $48.3 million as compared to $31.5 million for the same period in 2007 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.0 million in other income for the nine months ended September 30, 2008 as compared to $2.0 million in other expense for the nine months ended September 30, 2007 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2008 was $36.3 million as compared to $38.3 million for the nine months ended September 30, 2007. This $2.0 million decrease was primarily attributable to lower market interest rates, offset somewhat by interest associated with increased borrowing to finance the acquisition of G Force LLC and the March 2007 members dividend.

In connection with the March 2007 refinancing, the Company recognized a loss of $0.4 million related to the expensing of previously capitalized debt issuance costs.

As a result of the factors described above, the net income was $13.0 million for the nine months ended September 30, 2008 as compared to a net loss of $9.3 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of September 30, 2008, the Company has total debt outstanding of $622.1 million (including capital lease obligations).

We have a $536.0 million senior credit facility, consisting of a $90 million revolving credit facility and a $446.0 million term loan B tranche. At September 30, 2008, $18.9 million of the revolving credit facility (the “Revolver”) was outstanding, with $71.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of September 30, 2008 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2008	2009	2010	2011	2012	Thereafter
Senior secured credit facilities	$464,937	$1,132	$4,528	$130,422	$328,855	$—	$—
6% Seller Note	6,845	—	6,845	—	—	—	—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	147,989	11,798	43,358	40,658	23,464	14,063	14,648
Capitalized leases (including interest)	278	75	203	—	—	—	—
Operating leases	1,735	166	508	411	315	155	180

Total cash contractual obligations	$771,784	$13,171	$55,442	$171,491	$352,634	$14,218	$164,828

Cash Flows

Cash provided by operations increased to $38.9 million for the nine months ended September 30, 2008 as compared to $25.1 million for the same period in 2007. This is mainly the result of the decrease in the Company’s Net Loss as discussed above.

Cash used in investing activities decreased to $29.2 million for the nine months ended September 30, 2008 from $32.8 million for the same period in 2007. This decrease is mainly the result of the completion of the rebuild of the South Carolina systems in 2007.

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

Fair Value Measurements

We have derivative instruments outstanding as of September 30, 2008. SFAS No. 157 provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. .Judgment is required in estimating the fair value of the asset or liability related to these instruments included in our balance sheet, and we have used these guidelines in determining such estimates.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease			Interest rate increase
	100 BPS	50 BPS	No change to interest rate	50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$30,318	$31,518	$32,718	$33,917	$35,117
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$44,381	$45,581	$46,781	$47,980	$49,180

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

At September 30, 2008, we had in effect four interest rate swaps with three separate commercial banks, with a total notional amount of $225.0 million with a term of two years beginning March 2007 at a fixed rate of 5.08%. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive or pay to settle the agreements, was a liability of approximately $2.0 million and $3.0 million at September 30, 2008 and December 31, 2007, respectively.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2008 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 5, 2008.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer