Form 10-K
period 2008-12-31
Atlantic Broadband Finance, LLC
filed 2009-03-26
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to                     .

Atlantic Broadband Finance, LLC

(Exact Name of Registrant As Specified In Its Charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer    ☐  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2008, Atlantic Broadband Holdings I, LLC held all 1,000 shares of the outstanding units of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Act of 1933 (the “Securities Act”). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. Atlantic Broadband Finance, LLC (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or in other matters concerning the Company. You should consider the forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the cable industry, continued demand from the primary markets the Company serves, the availability of programming services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See
“Item 1A – Risk Factors” for further discussion.

We disclaim any intent or obligation to update “forward looking statements” to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

ATLANTIC BROADBAND FINANCE, LLC

ITEM 1.	BUSINESS

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the Company refer to Atlantic Broadband Finance, LLC and references such as “we”, “us” and “our” refer to Atlantic Broadband Finance, LLC together with its consolidated subsidiaries.

History

Our Company was formed in Delaware on August 26, 2003. We are a wholly-owned subsidiary of Atlantic Broadband
Holdings I, LLC (the “Parent”). Our Company and the Parent are wholly-owned indirect subsidiaries of Atlantic Broadband Group, LLC.

On September 3, 2003, we entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (together with the Aiken, South Carolina system referred to below, the “Systems”) for approximately $738.1 million, subject to closing adjustments (the “Acquisition”). We obtained equity and debt financing to fund the Acquisition, which was consummated on March 1, 2004.

On July 13, 2006, we entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in Aiken, South Carolina for approximately $62.0 million. We obtained additional debt financing and issued a note payable to the seller of the assets to fund this transaction which was consummated on November 1, 2006.

We are the nation’s 15th largest cable television system operator. As of December 31, 2008, the Systems passed a total of approximately 505,000 homes and served approximately 224,000 Equivalent Basic Units (“EBUs”). The Systems are comprised of four operating clusters: the Western Pennsylvania Cluster totaling approximately 132,000 EBUs in the localities of Johnstown, Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland; the Miami Beach Cluster totaling approximately 51,000 EBUs in Miami Beach, Florida; the Maryland/Delaware Cluster totaling approximately 20,000 EBUs in various communities on the Delmarva peninsula; and the Aiken Cluster in South Carolina totaling approximately 21,000 EBUs.

The Systems are comprised of approximately 7,700 miles of network plant passing approximately 505,000 homes, resulting in an average density of approximately 66 homes per mile. As of December 31, 2008, approximately 99% of the Systems’ homes passed have been upgraded to 550 MHz or higher bandwidth capacity and approximately 72% of homes passed have been upgraded to 750 MHz or higher bandwidth capacity. In addition, approximately 98% of the homes passed in the Systems currently are Internet-ready and two-way communications capable and approximately 94% of the homes passed are telephone capable.

The Systems represent a mix of stable, mature systems in Western Pennsylvania and high growth potential systems in Miami Beach, Maryland/Delaware and Aiken. In the Western Pennsylvania Cluster, the systems enjoy high basic subscriber penetration as well as basic subscriber churn levels well below the national average. In the Miami Beach, Maryland/Delaware and Aiken Clusters, we believe there is significant long-term potential for new homes growth, as well as other system specific opportunities.

We have transformed the Systems into an actively-managed, Internet-led, marketing-focused broadband service provider. We believe that the Systems have numerous favorable characteristics, including a technologically advanced cable network, a presence in several attractive market areas, above-average basic subscriber penetration levels, low historic basic subscriber churn and strong potential growth in high-speed data revenue. Our management team is pursuing a focused commitment to strict cost controls and prudent capital management which will further improve the existing strengths of the Systems. We believe that a combination of our operating approach and the Systems’ attributes will enhance our ability to acquire and retain customers and increase the Systems’ revenues and cash flow.

Business Strategy

Our strategy is to become the leading full service provider of entertainment, information and communications services for the communities served by the Systems. We believe that bundling high-speed data and voice services with new and existing multi-channel video services, such as analog, digital, high-definition and voice offerings, will provide a strong competitive product offering versus other entertainment and information service providers, particularly Direct Broadcast Satellite (“DBS”) and Digital Subscriber Line (“DSL”) providers. The key elements of our business strategy are to:

Develop Compelling Value-Driven Service Offerings Focusing on High-Speed Data and Telephony Service

We believe that our high-speed data and telephony service has the potential to provide a substantial portion of our revenue growth in the near future and will be our most effective means of enhancing our ability to acquire and retain customers. Our cable network allows us the flexibility to offer high-speed data and telephony services with a wide range of high-speed data access speeds to match our customers’ varying needs for addressable download speed in addition to unlimited local and long distance telephone service at an affordable cost. By leveraging this capability, we have developed bundled tiered high-speed data, telephony and video service offerings, which we expect will continue to expand our base of high-speed data customers and enable us to compete effectively against Direct Broadcast Satellite (“DBS”) and Direct Subscriber Line (“DSL”) providers.

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

Maximize Customer Satisfaction with Superior Customer Care and Technical Service

We strictly adhere to the highest level of customer service, which we continuously monitor by measuring daily call-center performance metrics, customer feedback and local market research. In addition, we are dedicated to fostering strong relations in the communities we serve. We sponsor local non-profit, education and community causes through staged events and promotional campaigns. A significant number of our customers visit their local office on a monthly basis, providing us the opportunity to interact with our customers face-to-face and improve our customer relations. Our localized customer care initiatives create substantial marketing and promotion opportunities. Our emphasis on customer service and strong community involvement leads to higher customer satisfaction, increased product sales, reduced customer churn and strong franchise relationships.

We will continue to invest additional capital in our cable network and customer care centers as necessary to maintain superior technical and customer care support and address our customers’ needs for additional broadband products and services.

The Systems

As of December 31, 2008, the Systems passed approximately 505,000 homes and served approximately 224,000 EBUs in Pennsylvania, Florida, Maryland, West Virginia, Delaware, New York and South Carolina. The table below provides the overview of selected operating and technical data for the Systems as of December 31, 2008:

	Western Pennsylvania	Miami Beach	Maryland/ Delaware	Aiken	Total
Homes Passed	239,702	153,467	60,190	51,572	504,931
Total Plant Miles	4,630	424	1,429	1,210	7,693
# of Head Ends	18	1	1	1	21
Home Density (per mile)	52	362	42	43	66

Current Technical:
% of Homes Passed Upgraded (550 MHz or better)	96.3%	100.0%	100.0%	100.0%	98.3%
% of Homes Passed Upgraded (750 MHz or better)	68.0%	100.0%	15.7%	75.5%	72.2%
% of Homes Passed Two-Way Capable	96.8%	100.0%	100.0%	100.0%	98.5%
% of Homes Passed Telephone Capable	90.7%	100.0%	95.4%	94.1%	94.4%
Internet-ready Homes Passed	232,101	153,467	60,190	51,572	497,330
Telephone-ready Homes Passed	217,450	153,467	57,418	48,510	476,845

Penetration:
EBUs(1)	131,802	50,789	20,461	20,531	223,583
Basic Subscribers(2)	144,194	93,553	23,317	24,476	285,540
Basic Penetration as % of Homes Passed	60.2%	61.0%	38.7%	47.5%	56.6%
Digital Subscribers	40,429	30,362	12,017	7,046	89,854
% Digital to Basic Subscribers	28.0%	32.5%	51.5%	28.8%	31.5%
High-speed Data Residential Subscribers	61,944	40,619	14,383	9,197	126,143
% Data to Internet-ready Homes Passed	26.7%	26.5%	23.9%	17.8%	25.4%
Telephone Residential Subscribers	31,307	9,726	5,784	3,875	50,692
% Telephone to Telephone-ready Homes Passed	14.4%	6.3%	10.1%	8.0%	10.6%

(1)	EBU is a reference to “equivalent basic units”, which is a term used in the cable industry to reflect an adjusted number of total basic subscribers. The total number of EBUs includes (i) non-bulk residential subscribers, each of which represents one EBU and (ii) total basic commercial service subscribers and bulk subscribers in multi-family dwelling units, which are calculated on an equivalent basic unit basis by dividing the commercial service price of bulk price charged to each subscriber by the most prevalent price charged to non-bulk residential subscribers in that market for the comparable tier of service.
(2)	The number of basic subscribers includes the reported number of non-bulk basic subscribers for the Systems, the reported number of gross bulk subscribers in the Miami Beach Cluster and an estimated number of gross bulk subscribers in the Western Pennsylvania, Maryland/Delaware and Aiken Clusters.

Western Pennsylvania Cluster

Overview. The Western Pennsylvania Cluster is comprised of several separate cable and data networks that are linked together via fiber optic interconnects and other data circuits in the localities of Johnstown/Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland. As of December 31, 2008, these systems passed approximately 240,000 homes and served approximately 132,000 EBUs. These systems comprise a total of approximately 4,600 miles of network plant served by 18 headends for video sevice and through several distinct and redundant circuits for internet and phone traffic. The Western Pennsylvania Cluster represents approximately 47.4% of the total homes passed and 58.9% of the total EBUs in the Systems as of December 31, 2008.

Through December 2008, we have completed significant capital upgrades on these systems, which primarily involved (i) activating the Uniontown system for two-way communications capability, (ii) offering internet and telephony services in virtually all systems and (iii) completing upgrades and enhancements to the region’s customer care center. After the upgrade, approximately 98% of homes passed in Western Pennsylvania are now upgraded to 550 MHz or higher bandwidth capacity, approximately 68% of homes passed are now upgraded to 750 MHz or higher bandwidth capacity, approximately 97% of homes passed are now Internet-ready and two-way communications capable and approximately 91% of homes passed are telephone capable.

Johnstown/Altoona, PA. As of December 31, 2008, we passed approximately 107,000 homes and served approximately 61,000 EBUs in the Johnstown/Altoona, PA cable system. The two largest cities served by the cable system, Johnstown and Altoona, have populations of approximately 224,000 and 126,000, respectively. The mean household income for the area is approximately $47,000 per year. Key local employers in the area include the University of Pittsburgh Medical Center, Wal-Mart, Connemaugh Healthcare Systems, Sheetz Corporation and the various Commonwealth of Pennsylvania agencies.

The Johnstown/Altoona cable system has been substantially upgraded with approximately 93% of homes passed by a 750 MHz cable network from eight headends. Approximately 98% of homes passed are also Internet-ready and two-way communications capable, and approximately 92% of homes passed are telephone capable. Prior to July 2003, the Johnstown and Altoona cable system was operated separately, but the two systems were interconnected by fiber and now operate as a single system with a single channel line-up.

Uniontown, PA. As of December 31, 2008, we passed approximately 61,000 homes and served approximately 31,000 EBUs in the Uniontown, PA cable system. The largest city served by the Uniontown cable system is Uniontown with a population of 12,000. The mean household income for the area is approximately $34,000 per year. Key local employers in the area include Uniontown Hospital, Teletech Holdings, Uniontown Newspapers and O.C. Cluss Lumber.

Approximately 98% of homes passed in the Uniontown cable system have been upgraded to a 550 MHz or better cable network from two headends, and with the completion of our upgrade approximately 98% of homes passed are now Internet-ready and two-way communications capable and 94% of homes passed are telephone capable.

Bradford, PA. As of December 31, 2008, we passed approximately 39,000 homes and served approximately 19,000 EBUs in the Bradford, PA cable system. The three largest cities served by this system are Clearfield, Warren and Bradford, with populations of 10,000, 9,000 and 8,000, respectively. The mean household income for the area is approximately $43,000 per year. Key local employers in the area include Bradford Hospital, Zippo, W.R.K Case Cutlery, United Refining, Blair Group, Northwest Bancorp and Whirley Industries.

All of the homes passed in the Bradford cable system have been upgraded to a 550 MHz or better cable network from four headends, and with the completion of our upgrade all homes passed are now Internet ready and 87% are telephone ready.

Cumberland, MD. As of December 31, 2008, we passed approximately 33,000 homes and served approximately 21,000 EBUs in the Cumberland, MD cable system. The largest market served by the Cumberland system are the City of Cumberland and Allegany County with in which the city is located with a population of approximately 99,000. The mean household income for the area is approximately $47,000. Key local employers in the area include Memorial Hospital, Sacred Heart Hospital, CSX Transportation, LM Service Co.and Hunter Douglas Fabrications.

Approximately 93% of homes passed in the Cumberland cable system have been upgraded to a 550 MHz or better cable network from four headends, approximately 86% of homes passed are Internet-ready and two-way communications and telephone capable.

Miami Beach Cluster

The Miami Beach Cluster passes approximately 153,000 homes, and as of December 31, 2008, the cluster served approximately 51,000 EBUs from a single headend. Unlike our other clusters, many of our subscribers in the Miami Beach Cluster are served under multi-year “bulk” video agreements, whereby all of the residents in a Multi-Dwelling Unit (“MDU”) receive discounted basic or expanded basic cable service and typically pay subscription fees as part of monthly condominium or maintenance fees paid to the MDU. This discounting results in a disparity between the number of EBUs and the actual number of customers served. In fact, the Miami Beach Cluster actually serves approximately 93,000 basic video subscribers, for a basic penetration rate of approximately 61%. We believe it is advantageous to have a larger base of actual subscribers comprising our EBU count in Miami Beach due to the opportunity to up-sell additional high-speed data and other video services which are generally not sold on a discounted basis. We also believe other “bulk” account benefits include 100% penetration, no churn and incrementally lower connection and marketing cost per added EBU during the term of the MDU’s contract. These benefits serve as strong competitive advantages over DBS providers. We project that the Miami Beach Cluster will continue to be a high-performing system due to the combination of upgraded network plant, attractive demographics and historically strong home growth in the market area.

Miami Beach, the largest city served by the Miami Beach Cluster, has a seasonal population of 156,000 and a total population of approximately 86,000. The mean household income in Miami Beach is approximately $68,000 per year. Historically, Miami Beach was principally a retirement community. However, during the period from 1980 to 2008, the median age of the local Miami Beach population declined from 65 to 40 years, and the community now includes a significant number of affluent young urban professionals. The Miami Beach market is also home to a large number of seasonal and part time residents who maintain homes there.

Miami Beach’s largest employers include the hotel, government, health care, entertainment and retail industries. International companies, particularly in the entertainment field, are also establishing a larger presence in Miami Beach. Key local employers include Mount Sinai Medical Center (Florida), Loews Hotels and LNR Property. The economy of Miami Beach also benefits from its location between Miami and Ft. Lauderdale, and many of Miami Beach’s residents work in these large nearby communities.

The second largest city served by the Miami Beach system is Aventura, Florida, which has a population of approximately 31,000. The mean household income in Aventura is approximately $86,000 per year. Key local employers in Aventura include Aventura Hospital and Medical Center, Turnberry Associates Corporate Headquarters, William’s Island Ocean Club and The Pritikin Longevity Center.

Miami Beach is a single headend system with approximately 424 plant miles for an average density of 362 homes per mile. The rebuild of the network was completed several years ago, and approximately 56% of the plant miles are served by a 750 MHz network, while the remaining 44% of plant miles are served by a 860 MHz network. 100% of the homes passed in the system are Internet and telephone capable.

Maryland/Delaware Cluster

As of December 31, 2008, the Maryland/Delaware Cluster passed approximately 60,000 homes and served approximately 20,000 EBUs. The largest jurisdictions in the Maryland/Delaware Cluster are unincorporated Queen Anne’s County, Maryland, unincorporated New Castle County, Delaware and Middletown, Delaware. The mean household income in the Maryland/Delaware Cluster is approximately $66,000 per year. Key local employers include: Washington College, Chester River Health System, Shore Health System, Wal-Mart Distribution Center, Allen Family Foods, S.E.W. Friel and Paul Reed Smith Guitars.

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

Aiken Cluster

As of December 31, 2008, the Aiken Cluster passed approximately 52,000 homes and served approximately 21,000 EBUs. The largest city served by the Aiken Cluster is the City of Aiken, SC, with a population of approximately 28,000 and mean household income of approximately $57,000. Key local employers in the area include Savannah River Nuclear Solutions, Washington Savannah River Co., Shaw AREVA MOX Services, LLC, Aiken Regional Medical Center and Kimberly-Clark Corp.

The Aiken Cluster previously utilized four headends with approximately 1,200 plant miles for an average density of 42 homes per mile. Prior to our acquisition in 2006, the cluster had been only partially upgraded, with only 75% of the system Internet-ready and two-way communications capable and no cable telephony service available. By the end of 2008 we substantially completed our upgrade, consolidating the four headends into one, with 100% of homes passed Internet- ready and approximately 94% of homes passed telephone-ready. We expect to continue to drive subscriber and penetration growth by aggressively promoting high-speed data, telephone and improved video services through locally-driven marketing campaigns.

Video Products and Services

We offer our customers a full array of traditional cable television video services and programming offerings. We tailor both our basic channel line-up and our additional channel offerings to each of our clusters in response to demographics, programming preferences, competition and local regulation. We market analog and digital cable services to our customer base across the Systems. Premium channels, which are offered individually or in packages of several channels, are also available as add-ons to our basic and expanded basic video service. We sell our video programming services on a subscription basis, with prices and related charges that vary primarily based on the type of services selected (whether the services are sold as a “bundle” with our high-speed data service or on a stand alone basis) and the equipment necessary to receive the services.

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

•

Video on Demand (VOD). This service allows customers with digital services to choose from a library of hundreds of movies and other programming and to view them at anytime that is convenient for them. Video on Demand is currently available in portions of the Western Pennsylvania Clusters and all of the Miami Beach and Delmar Clusters, and became available in 2008 to the Aiken Cluster.

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

•

High-Definition Television (HDTV). High-definition television is available as of December 31, 2008 in the Miami Beach and Maryland/Delaware Clusters, in the Johnstown/Altoona, Uniontown and Cumberland, Pennsylvania systems and in the Aiken Cluster. During the first quarter of 2009, we also made high-definition available in our Bradford system. High-definition television provides our digital customers with video services at a higher resolution than that of standard television.

•

Digital Video Recorders (“DVRs”). We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming in the hard drive component of the digital converter and view recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The customers also can choose DVRs which are HDTV-capable. We began deploying DVRs in certain of our systems in the fourth quarter of 2004, and have expanded this offering to approximately 96% of our homes passed.

High-Speed Data Service

As of December 31, 2008, the Systems had launched high-speed data service passing approximately 497,000 homes and had approximately 126,000 residential customers for a penetration of Internet-ready and two-way communications capable homes passed of approximately 25%. As of December 31, 2008, approximately 98% of the homes passed in the Systems have access to our high-speed data service.

High-speed data service is one of the fastest growing products in the cable television industry, with total U.S. subscribers having grown at an annual rate of 35.9% between 2003 and 2007. Industry analysts forecast U.S. high-speed data subscriber growth to continue at an annual rate of 9.6% between 2008 and 2012. We believe significant incremental revenue will continue to be generated by expanding the high-speed data penetration of the Systems. This growth potential exists due to the natural demand for the high-speed data product generally, as well as the relative under-penetration in the Systems versus the industry average. We believe the relative under-penetration of high-speed data services in the Systems relates to an historical lack of focus on both maximizing the number of high-speed data capable homes and the high-speed data penetration of those homes. With respect to the latter, there have not been marketing initiatives focused specifically on high-speed data service as a distinct offering from the overall suite of available services. Lastly, as access to high-speed data access becomes increasingly important for conducting business in commercial establishments, we have begun only recently to market high-speed data services to many of the commercial businesses passed by the Systems.

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

Our residential telephony service competes primarily with the phone service offered by the respective incumbent local telephone company. Its features include: unlimited long-distance calling throughout the U.S.; the ability to keep the customers’ existing telephone number where local number telephone portability is supported; the ability to access enhanced Emergency 911 dialing; and the ability to use existing telephones and in-house wiring.

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

As of December 31, 2008, approximately 477,000 of homes passed had telephone capability and we had approximately 51,000 residential subscribers for a penetration of approximately 10.6%. We expect to offer cable telephony services to approximately 95% of our homes passed by the end of 2009.

Service Bundles

In addition to selling our services separately, we are focused on marketing differentiated packages of multiple services and features, or “bundles”, for a single price. Increasingly, our customers subscribe to two or three of our primary services. Customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. The discounts are generally for a finite time period, after which the services revert to full non-discounted pricing. We believe that our bundled offerings increase customer satisfaction and retention, and encourage subscription to additional features. As of December 31, 2008, approximately 42% of our customers subscribed to such bundled offerings.

Other Products and Services

Commercial Business Opportunity

We believe that there is a high level of demand for high-speed data access and voice services by the business community in the Systems. We receive numerous inquiries regarding the availability of commercial high-speed data and telephony service in areas where residential service has been launched. Our target market in the commercial sector is small to medium-sized businesses with between five and 100 employees. We currently provide “tiered” high-speed data service to the business community based on data throughput speeds. Commercial customers choose from those tiered services to best meet their requirements and budgets. Our commercial telephony service offers commercial customers multiple line capability, and is often bundled with the high-speed data service. We also opportunistically pursue large business and corporate customers located within our network footprint requiring: (i) wide area networks, (ii) point-to-point data services and (iii) virtual private networks. These services are offered where we have excess fiber or capacity on our network or where the contract with the customer provides an adequate return on investment.

Advertising

The Systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TBS. Advertising sales accounted for 2.9% and 2.8% of the Systems’ combined revenue for the years ended December 31, 2007 and 2008, respectively.

Technical Overview

As of December 31, 2008, the Systems were comprised of approximately 7,700 miles of network plant serving approximately 224,000 EBUs and passing approximately 505,000 homes resulting in a density of approximately 66 homes per mile. As of that date, the Systems were made up of an aggregate of 21 headends. As of December 31, 2008, approximately 99% of our homes were passed by networks with 550 MHz or higher bandwidth capacity, approximately 98% of homes passed were Internet-ready and two-way communications capable and approximately 94% of homes passed were telephone-ready.

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

Sales and Marketing

We have achieved higher sales and marketing success by maximizing revenues per subscriber through the use of tiered high speed data and video bundling tactics. After building the channels of direct sales, telemarketing, web based and retail we have significantly increased subscribers in high speed data. With the introduction of sophisticated segmentation we have increased our sales rates and reduced our cost per sale.

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

We also obtain most broadcast programming through retransmission consent agreements. Our current agreements generally run through December 2011, and many require payment of a flat per subscriber fee for retransmission of the broadcaster’s analog signal. In some cases these agreements involve the exchange of other types of consideration such as limited grants of advertising time or, when applicable, limited VOD launch fees. We carry a number of broadcast channels through short term agreements that we may renegotiate into longer term agreements in 2009. We expect to be subject to continuing cash demands by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations or the effect on our business operations should we fail to obtain the required consents. These negotiations may result in an increase in programming expense or the loss of some broadcast programming.

Franchises

The Company operates pursuant to a total of approximately 270 franchises, permits and similar authorizations issued by local and state governmental authorities. Each franchise is awarded by a governmental authority and such governmental authority often must approve a transfer to another party. Most franchises are subject to termination proceedings in the event of a material breach. In addition, most franchises require us to pay the granting authority a franchise fee of up to 5.0% of gross revenues as defined in the various agreements, which is the maximum amount that may be charged under the applicable federal law. We generally pass these fees through to our customers.

Prior to the scheduled expiration of most franchises, we will initiate renewal proceedings with the granting authorities. When the cable operator requests renewal in accordance with the Cable Communications policy Act of 1984 the “Communications Act”) , the Act provides for an orderly process in which granting authorities may not unreasonably withhold a renewal. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Approximately 15% of our existing franchises will expire within the next three years; and franchises covering approximately 17% of our customers are expired but are in the process of being renewed. We continue to operate the franchises under the terms of the expiring agreement during the renewal negotiations. Historically, we have been able to renew the Systems’ franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. In addition, recently enacted state legislation in South Carolina and Florida has streamlined the renewal process in those jurisdictions. Our failure to obtain renewals of our franchises, especially those in the areas where we have the most customers, could have a material adverse effect on our business, results of operations and financial condition.

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

These DBS providers offer aggressive promotional pricing, some exclusive programming and video services which are comparable, in many respects, to our analog and digital video services. Further, DBS subscribers can obtain satellite receivers with digital video recorders from these providers. These providers are working to increase the number of HDTV channels they offer in an effort to differentiate their services from the services offered by cable operators. These providers are currently transmitting local broadcast signals in many of the markets we serve as well. We believe the two established major DBS competitors have been especially competitive at the lower end pricing. DBS providers have a national service and are able to establish a national image and branding with standardized offerings, which together with their ability to avoid franchise fees of up to 5% of revenues, leads to greater efficiencies and lower costs in the lower tiers of service. However, we believe that most consumers continue to prefer our stronger local presence in our markets. We also believe that our bundled premium packages are price competitive with DBS packages and that many consumers prefer our ability to economically bundle video with high-speed data and telephone services.

High Speed Internet Services

The deployment of DSL allows high-speed data access to subscribers at data transmission speeds greater than those available over conventional telephone lines. DSL service therefore is competitive with lower levels of high-speed data access over cable systems. Several telephone companies which already have plants, an existing customer base, and other operational functions in place (such as, billing, service personnel, etc.) and other companies offer DSL service. Verizon Communications, Inc. provides DSL service in the Western Pennsylvania and Maryland/Delaware Clusters. In the Miami Beach and Aiken Clusters, AT&T provides a competitive DSL service which is generally available. We believe that, in each of our clusters, our bundled offerings of data, video and, where available, telephone services, superior customer service and local presence will allow us to compete effectively for additional market share.

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

Various wireless phone companies are offering wireless high speed Internet services. In addition, in rural areas, the government makes subsidized loans and grants available to wireless broadband Internet service providers. In a growing number of commercial areas, such as malls restaurants and airports, wireless Wi-Fi and WiMAX Internet service is available. Competition from a number of municipalities that previously announced plans to deploy “Wi-Fi” networks to offer residential high speed Internet service appears to have diminished. In 2006, the City of Miami Beach awarded a Wi-Fi contract to a competitive Internet service provider, but the project was terminated in 2008. Similarly, Miami-Dade County has terminated its effort to build and operate a similar Wi-Fi network.

The American Recovery and Reinvestment Act makes approximately $7.0 billion available for broadband deployment via federal grants and loans to be made before September 2010. These stimulus funds may encourage additional competition in rural or underserved areas.

We expect competition for high-speed Internet service to remain intense, with companies competing on service availability, price, product features, customer service, transmission speeds and bundled services.

Overbuilds and Incumbent Local Exchange Carrier (“ ILEC”) Deployments

Cable television systems are operated under non-exclusive franchises granted by local authorities. More than one cable system may legally be built in the same area, and that competing franchise might contain terms and conditions more favorable than those afforded to the incumbent cable operator. A number of states have enacted legislation easing the regulatory obligations of telephone companies seeking cable franchises. In 2006, the FCC issued an order streamlining the franchising processes for new video market entrants. The US Congress has also considered such measures recently. In addition, entities willing to establish an open video system, under which they offer unaffiliated programmers non-discriminatory access to a portion of the System’s cable system, may be able to avoid local franchising requirements. Well-financed businesses from outside the cable industry, such as local exchange telephone companies and public utilities that already possess fiber optic and other transmission lines in the areas they serve, are competitors in certain areas.

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

We face limited cable competition from Comcast Corporation in two communities, Aventura and the southern section of Miami-Dade County, in our Miami Beach Cluster. In each case, our cable system is the newer system which “overbuilt” the incumbent Comcast system. As of December 31, 2008, the Aventura and South Miami systems served approximately 2,900 and 5,200 EBUs, respectively. We believe that we will continue to compete effectively against Comcast in these systems. Additionally, AT&T has obtained a state issued cable franchise that overlaps portions of our Miami system. However, to date it has not aggressively marketed video services in the market.

In the Maryland/Delaware Cluster, Verizon has obtained several overlapping franchises in the Middletown, DE area where we serve approximately 5,000 video subscribers. Verizon has a fiber network in these areas that offers high speed Internet and voice services as well as video services, each of which is comparable to the product we offer.

Cable Telephony

In January 2006, we began to deploy cable telephony service to residential customers in certain markets and will continue expanding to additional markets in subsequent years. Our telephony service provides local, long-distance and international calling as well as numerous popular features such as voicemail. Thus, it competes directly with the incumbent local telephone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long-distance services over their own networks or over leased networks, wireless telephone carriers and IP-based service providers. IP phone is becoming more widely deployed by an increasing number of telecommunication service providers, which may result in heightened competition for our cable telephony service. We believe the addition of cable telephony to our video and high-speed data service bundles will help us compete with other providers of bundled services, including telephone companies that offer bundled video services on fiber networks, or bundle DBS video with their voice and data services, and the new providers of IP phone service.

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

Additional competition is posed by satellite master antenna television (SMATV) systems, which currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. These private cable systems offer local broadcast and many of the same satellite delivered programming offered by franchised cable operators. Unlike Title 6 cable operators, they may enter into exclusive agreements with MDUs that preclude operators of franchise systems from serving residents of such private complexes.

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

Cable Rate Regulation

The Cable Television Consumer Protection and Competition Act of 1992 (the “1992 Cable Act”), imposed an extensive rate regulation regime on the cable television industry, which limited the ability of cable companies to increase subscriber fees. Under that regime, all cable systems were subject to rate regulation, unless they faced “effective competition” in their local franchise area. Federal law defines “effective competition” on a community-specific basis as requiring satisfaction of certain conditions. Historically, these conditions were not typically satisfied; hence, most cable systems potentially are subject to rate regulation. With the growth of DBS, the number of cable systems that may qualify for “effective competition” and thereby avoid further rate regulation has increased in recent years.

Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service—the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels.

Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. The great majority of our franchising authorities have declined to exercise their authority to regulate basic service rates, although it is possible that additional localities served by the Systems may choose to obtain certification and regulate basic cable rates in the future. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

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

Federal law requires that the basic service tier be offered to all cable subscribers and limits the ability of operators to require purchase of any cable programming service tier if a customer seeks to purchase premium services offered on a per-channel or per-program basis. The 1996 Telecom Act also relaxed existing “uniform rate” requirements by specifying that uniform rate requirements do not apply where the operator faces “effective competition,” and by exempting bulk discounts to MDUs, although complaints about predatory pricing still may be made to the FCC.

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

In March 2002, the FCC ruled that cable modem service (that is, the provision of high-speed data access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. This ruling was affirmed by the United States Supreme Court in June, 2005. This classification has left cable modem service exempt from many of the burdens associated with traditional cable and telecommunications regulation. Indeed, the FCC held that revenue derived from cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The FCC tentatively concluded that there was no other statutory basis for local franchise authorities to assess a fee on cable modem service. As a result of this ruling, we do not collect franchise fees for high-speed data service. However, our high speed Internet service is subject to certain regulatory obligations, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirements to implement certain network capabilities to assist law enforcement in conducting surveillance.

Both Congress and the FCC continue to consider defining certain rights for users of high-speed Internet services and regulating the relationship between service providers and providers of Internet content, generally referred to as “net neutrality”. In August 2005, the FCC issued a non-binding policy statement stating four principles intended to guide its policymaking regarding high speed Internet and other related services. The FCC has made these principles binding as to certain companies as a condition to their merger. To date, the FCC has not adopted these generally as binding rules, however, it continues to conduct hearings and collect information on the topic and a number of entities have requested that the FCC adopt such rules. These proceedings include pending FCC rulemakings regarding IP-enabled services and broadband Internet access services, as well as a petition for declaratory ruling and a petition for rulemaking, both of which ask the FCC to define “reasonable” network management practice. During the past three Congressional terms, various net-neutrality provisions were considered that may have operated to limit the ability of broadband network providers to adopt pricing and network management policies based on different uses of the Internet. None of these provisions were adopted. Several states have also considered such legislation. In addition, The FCC and Congress are currently considering revisions to the Universal Service program that could result in high-speed internet services being subject to Universal Service Fees. Any such regulations or statutes could limit our ability to manage our cable systems (including use for other services) obtain value for use of our cable systems or respond to competitive conditions. We cannot predict the outcome of the FCC proceedings or whether “net neutrality” rules or statutes will be adopted.

Voice over Internet Protocol (“VoIP”)

We offer telephone service using VoIP packet cable technology in partnership with third party suppliers. In November 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate and not subject to state or local utility regulation, however this ruling did not determine the appropriate classification of interconnected VoIP providers. Proceedings are nevertheless underway in several states (which the company does not serve) seeking to regulate VoIP services at the state utility commission level. Until the FCC definitively classifies VoIP services for state and federal regulatory purposes, such state efforts are likely to continue. However, such challenges to interconnection rights for VoIP providers and CLEC partners may continue. The FCC has imposed additional regulatory requirements on VoIP services, including enhanced 911 capabilities and customer disclosure, CALEA obligations, disability access, Customer Proprietary Network Information (“CPNI”), local number portability duties and benefits, and Universal Service payment obligations. Recently, the FCC and several states ruled favorably with respect to the obligations of LECs to interconnect with VoIP providers and to extend local number portability requirements and benefits to interconnected VoIP providers and their underlying competitive local exchange carrier numbering partners.

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

A number of major telephone companies, including Verizon Communications and AT&T, are deploying “fiber to the home” for the purposes of offering broadband video services in addition to voice and Internet services. A number of states have enacted legislation or are currently considering legislation to ease the regulatory obligations of telephone companies seeking cable franchises. In some states, including two in which the company operates, Florida and South Carolina, the state statutes provide a process to extend the benefits of the eased state regulation to existing cable operators. In December of 2006, the FCC adopted an order ensuring

“reasonable” franchise processes for new video entrants by, among other things, limiting the range of financial construction and other commitments that franchising authorities can request of new entrants, requiring franchising authorities to act on franchise applications by new entrants within 90 days and preempting certain local “level playing field” franchising requirements. The FCC subsequently adopted more modest franchising relief for existing cable operators. We could be disadvantaged if the rules continue to set out a different, less burdensome standard for our competitors than for ourselves.

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

Must Carry/Retransmission Consent

The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Cable operators are required to carry, without compensation, the programming of local commercial television stations that elect must carry. Stations that elect retransmission consent may demand cash payments or other significant consideration (such as the carriage of and payment for other programming networks affiliated with the broadcaster) for granting permission to the cable operator to retransmit the stations local broadcast signal. Either option has a potentially adverse effect on our business. The most recent election by broadcasters became effective on January 1, 2009.

As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave each local broadcast station a digital channel capable of carrying multiple programming streams, in addition to its current analog channel. After the broadcasters’ transition to digital occurring between February 17 and June 12, 2009, cable operators will have to carry the primary digital programming stream of local broadcast stations and will also have to carry an analog version of the primary digital programming stream in systems that are not “all digital” through at least February 17, 2012. “Small” systems and those with an activated channel capacity of 552 mhz or less are exempted from this requirement. The FCC is also considering proposals to require cable operators to carry, after the 2009 transition date, some or all of the multiple programming streams transmitted in the broadcaster’s digital signal. Such expanded must carry obligations may further constrain capacity available for more high definition channels, popular video programming and new Internet and telecommunication offerings. In addition, the FCC is considering proposals that would require cable operators to carry certain low-power television stations that, under current regulations, generally lack must-carry rights. Further proceedings or congressional legislation could produce additional carriage obligations.

Cable Equipment Issues

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Effective, July, 2007 cable operators were prohibited from acquiring for deployment set-top boxes that perform both channel navigation and security functions. Set-top boxes purchased after that date must rely on a separate security device known as a cableCARD, which adds substantially to the cost of set-top boxes. The FCC denied our request for waivers to exempt some limited function set-top boxes from the ban and/or to extend the deadline to accommodate newer security technology that can be downloaded to leased set-top boxes as well as retail equipment. As a result, we have been forced to incur added costs in purchasing cableCARD-enabled set-top boxes and the associated cableCARDs. In addition, the FCC has adopted rules to implement an agreement between the consumer electronics and cable industries aimed at promoting the manufacture of “plug and play” TV sets that can connect directly to a cable network and receive one way digital and analog video services without the need for a set top box. The FCC is also considering proposals to establish regulations for plug and play retail devices that can access two-way cable services.

Leased Access

The Communications Act requires a cable operator to make up to 15% of its channel capacity available for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date we have not been required to devote significant channel capacity to leased access. In 2007, the FCC adopted rules that would significantly reduce the rates that cable operators can charge for leased access channels. Although the lowered rates would not initially apply to infomercial or home shopping programmers, the FCC has issued a further notice to determine if such programming should also have the benefit of the lower rates. These rules have been stayed by a federal court and have also been blocked by the Office of Management and Budget. If ultimately implemented, they could adversely affect our business by significantly increasing the number of cable system channels occupied by leased access users and by significantly increasing the administrative cost associated with complying with such rules.

Access to Programming

To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act restricts video programmers affiliated with cable companies from discriminating in prices, terms and conditions as between multichannel video programming distributors. The 1992 Cable Act also limits the ability of vertically integrated cable programmers to enter into exclusive programming arrangements with cable companies, though this provision does not apply to DBS operators. The FCC extended the exclusivity restrictions to October 2012, although the ruling has been challenged in federal court.

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

MDUs and Inside Wiring

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

Copyright Licensing

Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool that varies depending on the size of the system, the number of distant broadcast television signals carried, and the location of the cable system, cable operators can obtain blanket permission to retransmit copyrighted material included in broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative and administrative review and could adversely affect our ability to obtain desired broadcast programming and/or substantially increase our costs. The U.S. Copyright Office has issued a Notice of Inquiry on issues relating to the calculation of compulsory license fees that could significantly affect the amount we pay. In June 2008, the Copyright Office issued a report to Congress in which it recommended eliminating the compulsory copyright license in favor of free market negotiations between cable operators and copyright owners. If adopted, such a proposal could materially affect our ability to obtain certain programming and increase the fees we pay. Additionally, in June 2008 the Copyright Office issued a Notice of Proposed Rulemaking addressing how the compulsory license will apply to digital broadcast signals and services, including a proposal that cable operators pay fees for carriage of each digital multicast stream of programming from an out-of-market television broadcast station. Such proposals, if adopted, could increase our royalty fee for out-of-market stations. Copyright clearances for non-broadcast programming services are arranged through private negotiations.

Cable operators distribute locally originated programming and advertising that use music controlled by the several music performing rights organizations. The cable industry has had a long series of negotiations and adjudications with both organizations. Although we cannot predict the ultimate outcome of these industry proceedings or the amount of any license fees we may be required to pay for past and future use of association-controlled music, we do not believe such license fees will be significant to our business and operations.

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

A number of states, including South Carolina and Florida, have enacted state-wide franchising laws. Both laws, while easing entry for potential competitors, also significantly reduce the franchise obligations of the incumbent cable operator and place the regulatory authority for the franchises with the State rather than with the LFA at the time of renewal. All of the Company’s Florida franchises were renewed under the state statute in late 2007. Most franchises in the Aiken Cluster have now renewed pursuant to the South Carolina statute.

Privacy and Security Regulation

In addition to privacy protections of the Communication Act relating to the protection of cable subscriber privacy and customer proprietary network information, we are also subject to state and federal laws regarding information security. Most of these rules and laws apply to information that could be used to commit identity theft. In addition, the Federal Trade Commission has issued “red flag rules’ requiring “creditors” (as defined under the rules and interpreted by the Federal Trade Commission to include us) to take steps to identify, detect and respond to activities indicative of identity theft. These rules become effective May 1, 2009.

Seasonality

Use and consumption of our products do not fluctuate significantly due to seasonality.

Employee and Labor Relations

Our Company has approximately 722 full time employees. Of these employees, approximately 185 are covered by collective bargaining agreements at six locations. We consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

You should carefully consider the following factors in addition to other information in this Report in evaluating our Company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

As of December 31, 2008, our total consolidated debt was $614.8 million.

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

Subject to specified limitations, we are able to borrow up to an additional $77.1 million under our senior secured credit facilities through March 1, 2009, and $54.6 million through March 1, 2010 at which time our revolving credit facility expires. Remaining term loan borrowings under our Senior Credit Facility are payable through October 1, 2011. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

As noted above, our revolving credit facility expires on March 1, 2010, and our senior credit facility will begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating on October 1, 2011. To the extent we are unable to satisfy the revolving credit facility or the Term Debt obligation under our senior credit facility in full when they become due on the respective facility termination dates through cash generated from operations, we believe that we will be able to obtain new financing, although there can be no assurance that we will be able to obtain such financing.

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

We face limited competition from Comcast Corporation in Aventura and southern sections of Miami-Dade County in our Miami Beach Cluster. In each case, our system is the newer “overbuilder” over the Comcast system. In each case, we may be unable to continue to compete effectively against the Comcast systems. In the Maryland/Delaware cluster, Verizon has obtained overlapping franchises in the Middletown, DE area where we serve approximately 4,800 video ebus. Verizon has constructed a fiber network in these areas. This network will offer high speed Internet and voice services as well as video services. In addition, AT&T U-Verse has obtained a state issued video franchise that covers portions of our Miami Beach System.

We expect that future advances in communications technology could lead to the introduction of new competitors, products and services that may compete with the business of the Systems. For example, broadband over power lines or Wi-Fi could emerge as a competitor to our services. Additionally, if we expand and introduce new and enhanced telecommunications services, the Systems will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may impact the business and operations of the Systems in the future.

Our business could be adversely affected by labor disputes.

Approximately 26% of the Systems’ employees are represented by several unions under collective bargaining agreements. While we intend to negotiate in good faith with the labor unions regarding new labor contracts, any negotiations we may undertake with such unions may not result in outcomes satisfactory to us. We may also experience work stoppages, strikes or slowdowns at the Systems. A prolonged work stoppage, strike or slowdown could have a material adverse effect on our business.

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

Not applicable.

ITEM 2.	Properties

We operate the following facilities, all of which are owned, except as noted. All of our owned facilities are subject to liens in favor of the lenders under our senior secured credit facilities. We believe our facilities are adequate for our current and reasonably anticipated future needs.

System	Location	Purpose	Lease/Own
Western, PA	Altoona, PA	Office/Primary Hub (Altoona)	Own
	Carmichael, PA	Hub	Lease
	Johnstown, PA	Office (Johnstown)	Own
	Johnstown, PA	Headend	Own
	Mifflinburg, PA	Headend	Own
	Mifflinburg, PA	Office	Lease
	Bentleyville, PA	Hub	Lease
	Bradford, PA	Office (Bradford)	Lease
	Bradford, PA	Headend	Own
	Brownsville, PA	Hub	Own
	Clearfield, PA	Office (Clearfield)	Lease
	Clearfield, PA	Tower Site	Own
	Clearfield, PA	Headend	Own
	Salamanca, NY	Headend	Own
	Limestone, NY	Hub	Own
	Shippenville, PA	Headend	Lease
	Smithfield, PA	Hub	Lease
	Warren, PA	Office/Warehouse (Warren/Shippenville)	Lease
	Warren, PA	Headend	Lease
	Cumberland, MD	Office/Headend	Own
	Cumberland, MD	Microwave Site	Own
	Capacon, WV	Microwave Site	Own
	Midland, MD	RF Site	Own
	Moorefield, WV	Headend/Hub Site	Own
	Moorefield, WV	RF Site	Lease
	Paw Paw, WV	Headend/Hub	Lease
	Perryopolis, PA	Hub	Lease
	Grant Town, WV	Headend	Lease
	Grant Town, WV	Warehouse	Own
	Springfield, WV	OTN	Lease
	Terra Alta, WV	Hub	Own
	Lamberton, PA	Hub	Lease
	Uniontown, PA	Office	Lease
	Uniontown, PA	Headend	Own
	Vesterburg, PA	Hub	Own
	Limestone, PA	Hub	Lease
	Duncansville, PA	Hub	Own
	New Enterprise, PA	Headend	Lease
	Canoe Creek, PA	Hub	Own
	Warriors Mark, PA	Hub	Own
	McAlvey’s Fort, PA	Headend	Lease
	Three Springs, PA	Headend/RF Site	Lease
	Johnstown, PA	Tower Site/Hub	Own
	Johnstown, PA	Hub	Own
	Jerome, PA	Hub	Own
	Derry, PA	Headend	Lease
	Derry, PA	Hub	Own
	Grampian, PA	Hub	Lease
	Grampian, PA	Headend	Lease
	Dawson, PA	Hub	Lease
	Davis, WV	Headend	Own
	Parsons, WV	Warehouse	Lease
	Kingwood, WV	Office	Lease
Maryland/Delaware	Wye Mills, MD	Headend	Lease
	Middletown, DE	Office	Lease
	Chesapeake City, MD	Hub	Lease
	Perryville, MD	Hub	Lease

	Grasonville, MD	Office	Lease
Miami Beach, Florida	North Bay Village, FL	Office	Own
	Miami Beach, FL	Warehouse/Tech Center	Own
	Miami Beach, FL	Headend	Lease
	Miami, FL	South Miami Payment Center	Lease
Aiken, SC	Aiken, SC	Headend	Own
	Aiken, SC	Office	Own
	Aiken, SC	Hub	Own
	Allendale, SC	Hub	Own
	Barnwell, SC	Office	Own
	Denmark, SC	Hub	Own
	New Ellington, SC	Hub	Own
	Williston, SC	Hub	Own

ITEM 3.	Legal Proceedings

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

No matters were submitted to a vote of our security holders during our quarter ended December 31, 2008.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Not applicable.

ITEM 6.	Selected Financial Data

The following table sets forth the selected historical financial data of the Systems as of the dates and for the periods indicated. We derived the summary historical consolidated statement of operations data for the years ended December 31, 2004, 2005, 2006, 2007 and 2008 and the summary consolidated balance sheet data as of December 31, 2004, 2005, 2006, 2007 and 2008 from the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K or previously filed on prior Form 10-Ks which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

The selected historical financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited combined financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2004	2005	2006	2007	2008
Statement of Operation Data:
Revenues	$151,001	$189,890	$212,575	$251,672	$280,986

Costs and expenses:

Operating (excluding depreciation and amortization listed below)	71,116	89,390	97,766	117,729	129,238
Selling, general and administrative	25,134	30,593	32,855	37,063	41,474
Impairment of franchise rights	—	—	—	—	23,428
Depreciation and amortization	30,496	42,373	49,694	49,372	43,386

	126,746	162,356	180,315	204,164	237,526

Income from operations	24,255	27,534	32,260	47,508	43,460
Interest expense, net	27,366	33,941	39,037	51,228	48,949
Loss on extinguishment of debt	—	—	—	370	—
Unrealized (gain) loss from derivative instrument	(3,547)	(536)	3,393	3,729	(1,218)

Income (loss) before income taxes	436	(5,871)	(10,170)	(7,819)	(4,271)
Income tax expense	—	—	—	—	—

Net income (loss)	$436	$(5,871)	$(10,170)	$(7,819)	$(4,271)

Balance Sheet Data:
Total assets	$775,995	$770,020	$820,088	$812,725	$789,695
Total Charter investment	—	—	—	—	—
Total debt	481,641	482,148	536,265	621,763	614,849
Total members’ equity	261,682	255,811	245,541	149,999	135,529

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s four reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

Goodwill and the Company’s cable franchise rights are tested annually for impairment during the first quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company’s 2008 annual impairment test, which was performed as of March 2008, did not result in any goodwill or cable franchise rights impairment. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a impairment on its cable franchise rights of $23.4 million.

The impairment charge on the cable franchise rights was primarily attributable to the use of higher discount rates, which accounted for all of the decline in fair value as compared to the impairment test performed in March 1, 2008. The higher discount rates (on average approximately 11.4% as compared to approximately 10.0% used in the March 2008 valuation) reflect an increase in the risks inherent in the estimated future cash flows attributable to the individual cable franchise rights; this increase in risk is due to the current economic volatility, which became more pronounced during the fourth quarter of 2008. The discount rates used in both the March 2008 and December 2008 analyses include significant risk premiums of up to 500 basis points to the Company’s weighted-average cost of capital to reflect the greater uncertainty in the cash flows attributable to the Company’s cable franchise rights. Furthermore, had the Company used a discount rate in assessing the impairment of its cable franchise rights that was 1% higher across all units of accounting (holding all other assumptions unchanged) the Company would have recorded an additional impairment charge of approximately $5.5 million.

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented two of the Company’s four operating systems) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one system is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded prior to the first quarter of 2010 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

For illustrative purposes only, had the fair values of each of the cable franchise rights been lower by 10% as of December 31, 2008, the Company would have recorded an additional cable franchise rights impairment of approximately $5.4 million; had the fair values of the cable franchise rights been lower by 20%, the Company would have recorded an additional cable franchise rights impairment of approximately $31.0 million; and had the fair values of the cable franchise rights been lower by 30%, the Company would have recorded an additional cable franchise rights impairment of approximately $47.0 million. A decline in the fair values of the reporting units by up to 30% would not result in any goodwill impairments, as the accounting rules first require a company to impair its indefinite-lived intangible assets prior to testing for any goodwill impairments.

Historical Performance

Operating Data

	December 31, 2006	December 31, 2007	December 31, 2008
Equivalent Basic Units (“EBU’s”)	231,473	227,137	223,583
Digital subscribers	79,704	83,629	89,854
High Speed Data (“HSD”) residential subscribers	91,468	111,583	126,143
Telephone residential subscribers	11,915	30,520	50,692
Homes passed	493,643	500,662	504,931
Internet-ready homes passed	468,897	490,696	497,330
Telephone-ready homes passed	300,904	406,927	476,845
Basic subscribers	288,133	286,593	285,540

Basic penetration of homes passed	58.4%	57.2%	56.6%
Digital penetration of basic subscribers	27.7%	29.2%	31.5%
HSD penetration of internet-ready homes passed	19.5%	22.7%	25.4%
Telephone penetration of telephone-ready homes passed	4.0%	7.5%	10.6%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue (in thousands):

	Year Ended December 31,
	2006		2007		2008
	Amount	%	Amount	%	Amount	%
Revenue:

Video	$135,944	64.0%	$152,518	60.6%	$160,281	57.0%
High Speed Data	31,069	14.6%	39,341	15.6%	46,776	16.6%
Telephone	2,298	1.1%	9,679	3.9%	17,864	6.4%
Advertising Sales	6,279	2.9%	7,351	2.9%	7,741	2.8%
Commercial	18,220	8.6%	21,474	8.5%	24,932	8.9%
Other	18,765	8.8%	21,309	8.5%	23,392	8.3%

Total revenue	$212,575	100.0%	$251,672	100.0%	$280,986	100.0%

Costs and expenses:

Operating (excluding depreciation and amortization and other items listed below)	97,766	46.0%	117,729	46.8%	129,238	46.0%
Selling, general and administrative	32,855	15.5%	37,063	14.7%	41,474	14.7%
Impairment of franchise rights	—	0.0%	—	0.0%	23,428	8.3%
Depreciation and amortization	49,694	23.4%	49,372	19.6%	43,386	15.4%

Income (loss) from operations	32,260		47,508		43,460

Net gain (loss) from derivative instrument	(3,393)		(3,729)		1,218
Loss on extinguishment of debt	—		(370)		—
Interest expense, net	(39,037)		(51,228)		(48,949)

Loss before income taxes	(10,170)		(7,819)		(4,271)

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenue for the year ended December 31, 2008 was $281.0 million as compared to $251.7 million for the year ended December 31, 2007, an increase of $29.3 million or 11.6%. This increase was mainly the result of a (i) $7.8 million increase in video revenue from increased digital subscriber levels, along with increased usage of Digital Video Recorders, high definition converters and video-on-demand products; (ii) an $7.4 million or 18.9% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth and (iii) an $8.2 million increase in telephone revenue generated by this new service offering. We expect that revenue trends will continue to be positive as we continue to experience increased residential and commercial subscriber levels in our high speed data and telephone offerings through targeted marketing efforts and the increased utility of a broadband connection to our available video subscriber base.

Operating expenses for the year ended December 31, 2008 were $129.2 million as compared to $117.7 million for the same period in 2007. The $11.5 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs and increases in technical and support staffing and related costs in support of our expanding subscriber base in these areas. We expect that operating expenses will continue to rise as a result of annual programming contract increases and growth in total revenue generating units which will result in increased direct expenses as we service a larger customer base.

Selling, general and administrative expenses for the year ended December 31, 2008 were $41.5 million as compared to $37.1 million for the year ended December 31, 2007, an increase of $4.4 million. This increase resulted mainly from a 15.2% increase in sales and marketing costs to continue to drive revenue and subscriber levels. We expect selling, general and administrative expenses to increase at a slower rate than revenue growth due to the more fixed nature of these costs as compared to direct costs.

An impairment review of the Company’s indefinite lived intangible assets resulted in an impairment charge of $23.4 million for the year ended December 31, 2008.

Depreciation of property and equipment and amortization expense was $43.4 million for the year ended December 31, 2008, compared with $49.4 million for the same period in 2007, a decrease of $6.0 million. This decrease was the result of reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives. This decrease in amortization expense is slightly offset by an overall increase in depreciation expense as a result of higher capital expenditures in 2007 due mainly to the system rebuild in Aiken and additional deployment of customer premise equipment, offset by approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild in 2007.

Income from operations for the year ended December 31, 2008 was $43.5 million as compared to $47.5 million for the comparable period in 2007, for the reasons described above.

The marking-to-market of Atlantic Broadband’s interest rate swap agreements resulted in the recognition of $1.2 million in other income for the year ended December 31, 2008, as compared to other expense of $3.7 million for the year ended December 31, 2007, due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2008 was $48.9 million, as compared to $51.2 million for the year ended December 31, 2007. This $2.3 million decrease was primarily attributable to lower market interest rates, offset somewhat by interest associated with increased borrowing to finance the acquisition of G Force LLC and the March 2007 members’ dividend.

As a result of the factors described above, our net loss was $4.3 million for the year ended December 31, 2008, as compared to a net loss of $7.8 million for the year ended December 31, 2007.

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

In connection with the system acquisition we incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of December 31, 2008, the Company had total debt outstanding of $614.8 million.

Our senior credit facility is a $534.9 million senior credit facility, consisting of a $90 million revolving credit facility (the “Revolver”) and a $444.9 million term loan B tranche. At December 31, 2008, $12.9 million of the revolving credit facility was outstanding, with $77.1 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $67.5 million from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The term loan B matures on October 1, 2011. This term loan is payable in quarterly installments which commenced on June 30, 2006.

The Senior Credit Facility contains certain restrictive covenants which requires us to comply with certain financial ratios, capital expenditures and other limits. We were in compliance with all such covenants at December 31, 2008, and foresee no issues in remaining in compliance during 2009.

We expect to incur capital expenditures in 2009 at a level consistent with that of 2008 as we have substantially completed the deployment of all major product offerings, including high-speed data, telephone and video on demand services to the majority of our systems. We expect subsequent year capital expenditure levels also to remain at a relatively consistent level, reflecting more maintenance and discretionary capital spending.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months. Our existing $90.0 million revolving credit facility reduces to $67.5 million on March 1, 2009, and terminates on March 1, 2010. The remaining term borrowing under our Senior Credit Facility begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating in full on October 1, 2011. To the extent we are unable to satisfy the Term Debt obligation in full during 2011 through cash generated from operations, we believe that we will be able to obtain new financing, although there can be no assurance that we will be able to obtain such financing.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2008 (dollars in thousands):

	Years Ending December 31,
	Total	2009	2010	2011	2012	2013	Thereafter
Senior secured credit facilities	$457,805	$4,528	$124,422	$328,855	$—	$—	$—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
6% Seller Note	6,890	6,890	—	—	—	—	—
Cash interest	112,028	33,033	30,426	19,857	14,063	14,063	586
Capitalized leases	203	203	—	—	—	—	—
Operating leases	1,824	555	453	385	167	82	182

Total cash contractual obligations	$728,750	$45,209	$155,301	$349,097	$14,230	$14,145	$150,768

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. For 2008, we did adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. We do not expect the adoption of FSP FAS 157-2 to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Statement No. 160 is effective as of January 1, 2009 for the Company. The adoption of SFAS 160 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Statement No. 161 is effective for the Company on January 1, 2009. We will provide the required disclosures regarding derivative instruments in 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 is effective for the Company on January 1, 2009. We are currently evaluating the impact of adopting FSP No. FAS 142-3.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, Business Combinations. SFAS 141 (R) requires that the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will apply this accounting standard prospectively to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date of the accounting standard.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$27,150	$29,455	$31,760	$34,065	$36,370
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$41,213	$43,518	$45,823	$48,128	$50,433

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

At December 31, 2008, we had in effect four swap agreements with three separate commercial banks for a total notional value of $225.0 million with a term of two years. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued and recorded as a separate item on our statement of operations. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of our interest rate swap agreements, which represents the cash we would either pay or receive to settle the agreements, was a liability of approximately $1.8 million and $3.0 million at December 31, 2008 and 2007, respectively.

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

The Financial Statements required by ths Item are listed in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), with the participation of our management, has concluded that, as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U.S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2008

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions for each of our directors and executive officers as of December 31, 2008.

Name	Age	Position
David J. Keefe	59	Chief Executive Officer and Director
Edward T. Holleran	61	Chief Operating Officer and Director
Patrick Bratton	43	Vice President and Chief Financial Officer
Almis Kuolas	57	Vice President and Chief Technology Officer
Chris Daly	50	Vice President and Chief Marketing Officer
Blake R. Battaglia	36	Director
John Hunt	43	Director
Benjamin Diesbach	62	Director
Jay M. Grossman	49	Director
Jack Langer	60	Director

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

Compensation Committee Report

Because affiliates of ABRY own more than 50% of the voting common stock of Atlantic Broadband Group, LLC, we would be a “controlled company” within the meaning of Rule 4350(c)(5) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of the Nasdaq Stock Market LLC, including the requirement that compensation be determined by a majority of independent directors, or a compensation committee comprised solely of independent directors. As such, we do not have a standing compensation committee. However, decisions regarding compensation of the individuals named in the Summary Compensation Table (the “named executive officers”) and directors are made by certain of our non-employee directors, Jay Grossman and Blake Battaglia, with Jay Grossman acting as the chairperson. These individuals are referred to herein as the Compensation Committee.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

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

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be discretionary in the form of annual bonus awards that are paid, if at all, based on company accomplishment and, to a lesser degree, individual performance. The compensation awarded to our named executive officers for fiscal 2008, as well as prior years, was intended:

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

Elements of our Compensation Program

Base Salary

Base salary is intended to provide fixed compensation to the named executive officers for their performance of core duties that contributed to our success as measured by the element of corporate performance mentioned above. The Compensation Committee reviews and approves base salary recommendations as presented by the chief executive officer for non-named executive officers. Base salary recommendations are intended to approximate the market value of a position, based on analysis of similar positions with essentially the same job responsibilities. Market data is provided to the Company by nationally recognized compensation consulting firms and executive search firms. Annual base salary increases for the chief executive officer and chief operating officer are stipulated within their respective employment agreements.

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize and individual’s performance in relation to special or strategic projects. The annual incentives paid in 2009 for 2008 performance were based primarily upon the performance of the Company. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year and, to a lesser degree, to individual performance.

Outside of the Company’s “Bonus Plan”, there is no other non-equity incentive compensation plan.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during 2008 in addition to adjusting base salaries as deemed appropriate.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401(K) contributions and medical benefits paid.

Our Benefit Plans

We maintain a 401(k) plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a three month service requirement, we match 50% of the employees’ contributions up to a maximum of 5.0% of the employees’ compensation. Our contributions vest after five years of service. Company contributions were approximately $368,000, $432,000 and $474,000 for the years ended December 31, 2006, 2007 and 2008, respectively.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Summary Compensation Table

The following table contains a summary of the annual, long-term and other compensation paid or accrued during the fiscal years ended December 31, 2008, 2007 and 2006 to those persons who were the Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers of our Company in these years.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus		All Other Compensation(1)	Total Compensation
David J. Keefe Chief Executive Officer and Director	2008 2007 2006	$395,040 376,228 358,813	$158,016 112,868 161,804		$18,446 15,539 17,305	$571,502 504,635 537,922
Patrick Bratton Chief Financial Officer	2008 2007 2006	240,000 226,013 215,250	96,000 67,804 97,201	- -	6,030 5,901 5,745	342,030 299,718 318,196
Edward T. Holleran President, Chief Operating Officer and Director	2008 2007 2006	395,040 327,994 303,188	158,016 112,868 136,911	- -	11,876 11,027 9,900	564,932 451,889 449,999
Almis Kuolas Chief Technology Officer	2008 2007 2006	218,405 209,000 200,000	76,442 62,700 80,772	- -	6,617 6,618 6,320	301,464 278,318 287,092
Christopher Daly Chief Marketing Officer	2008 2007 2006	210,000 196,847 188,370	73,500 59,054 80,808	- -	6,292 3,392 5,806	289,792 259,293 274,984

(1)	Represents the following items: (1) officer group term life insurance coverage and (2) the amount of the Company’s match under the 401(k) saving plan in which the employees of the Company are eligible participants.

Employment Agreements

We currently have employment agreements with Messrs. Keefe, Holleran, Bratton, Kuolas and Daly dated March 1, 2004. These agreements were extended through September 1, 2009 in February 2009.

Each employment agreement provides for a term of five years unless otherwise terminated earlier. Under the current employment agreements, Mr. Keefe is paid a base salary of $414,792 per year, Mr. Holleran is paid a base salary of $414,792 per year, Mr. Bratton is paid a base salary of $252,000 per year, Mr. Kuolas is paid a base salary of $227,141 per year and Mr. Daly is paid a base salary of $218,400 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. In addition, Mr. Keefe’s and Mr. Holleran’s agreements stipulate annual base salary increases. If the executive’s employment is terminated by reason of disability or resignation or in connection with a sale of the company, the executive is not entitled to receive any base compensation, fringe benefits or bonus after the date of the termination of employment. The employment agreements also provides for the subject executive to receive, in the event that we terminate the subject officer’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination. All executives will be required to sign a release as a condition to receiving any severance payments.

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

We do not have any pension or nonqualified deferred compensation plans.

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

Atlantic Broadband Group, LLC indirectly owns all of the membership units of our Company. The following table sets forth information regarding the beneficial ownership of the equity interests of Atlantic Broadband Group, LLC as of December 31, 2008, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of Atlantic Broadband Group;

•	each director of Atlantic Broadband Group;

•	each of our executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Holder(a)	Number of Equity Interests Beneficially Owned	Percentage of Total Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P.(a)(b)(c)	120,000,000	65.7%
ABRY Mezzanine Partners, L.P.(a)(d)	10,000,000	7.9%
Oak Hill(a)(e)	27,000,000	14.8%

Named Executive Officers and Directors:
Blake R. Battaglia(f)	—	—
Patrick Bratton	—	—
Chris Daly	—	—
Benjamin Diesbach	—	—
Jay M. Grossman(h)	—	—
Edward T. Holleran	250,000	*
John Hunt(g)	—	—
David J. Keefe	400,000	*
Almis Kuolas	—	—
Jack Langer	—	—
Executive Officers and Directors as a group (10 Persons):	650,000	*

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned. The total equity interests shown for ABRY Partners IV, L.P., ABRY Mezzanine Partners, L.P. and Oak Hill will equate to approximately 71.7%, 8.6%, and 16.1%, respectively, of the total voting equity interests of Atlantic Broadband Group, LLC.
(b)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

(c)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.
(d)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.
(e)	Represents 26,364,688 owned by Oak Hill Capital Partners, L.P. and 635,312 owned by Oak Hill Capital Management Partners, L.P. The sole general partner of both entities is OHCP Gen Par, L.P. whose sole general partner is OHCP MGP, LLC. The address of these entities is 201 Main Street, Suite 2415, Fort Worth, TX 76102.
(f)	Mr. Battaglia is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by either entity. Mr. Battaglia’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(g)	Mr. Hunt is a limited partner of ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by such entity. Mr. Hunt’s address is c/o ABRY Mezzanine Partners, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(h)	Mr. Grossman is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Grossman’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

ITEM 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2007 and 2008, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	2007	2008
Audit Fees	$430	$452
Audit Related Fees	—	15
Tax Fees	54	59
All Other Fees	—	2

Total	$484	$528

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.

“Audit Related Fees” consisted of fees billed for services rendered for a preliminary review of the Company’s internal controls.

“Tax Fees” consisted of fees billed for tax payment planning and property tax consultation services.

“All Other Fees” consisted of an annual software license for accounting related updates.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	The financial statements as indicated in the index set forth on page 55.

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits

EXHIBIT NUMBER	EXHIBIT
1.1	Purchase Agreement dated as of January 27, 2004 by and among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Cowen Securities Corporation.***

2.1	Asset Purchase Agreement dated as of September 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1a	First Amendment to the Asset Purchase Agreement, dated as of October 31, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1b	Second Amendment to the Asset Purchase Agreement, dated as of December 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1c	Third Amendment to the Asset Purchase Agreement, dated as of February 27, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

3.1	Certificate of Formation of Atlantic Broadband Finance, LLC.***

3.2	Certificate of Incorporation of Atlantic Broadband Finance, Inc.***

3.3	Certificate of Formation of Atlantic Broadband Management, LLC.***

3.4	Certificate of Formation of Atlantic Broadband (Miami), LLC.***

3.5	Certificate of Formation of Atlantic Broadband (Penn), LLC.***

3.6	Certificate of Formation Atlantic Broadband (Delmar), LLC.***

3.7a	Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.7b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.8	By-laws of Atlantic Broadband Finance, Inc.***

3.9a	Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

EXHIBIT NUMBER	EXHIBIT
3.9b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.10a	Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.10b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.11a	Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.11b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.12a	Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

3.12b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

4.1	Indenture, dated as of February 10, 2004, among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., the Guarantors and The Bank of New York, as trustee.***

4.2	Form of Note (included in Exhibit 4.1).**

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Credit Lyonnais New York Branch and Société Générale (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1a	Amendment No. 1 and Agreement, dated as of December 22, 2005 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1b	Amendment No. 2 and Agreement, dated as of March 6, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1c	Amendment No. 3 and Agreement, dated as of August 23, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).

10.1d	Amended and Restated Credit Agreement, dated as of March 7, 2007 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Calyon New York Branch and Société Générale (incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 2, 2007).

10.2	Security Agreement, dated as of March 1, 2004 made by Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, and the Guarantors in favor of Société Générale.***

10.3	Guarantee, dated as of March 1, 2004 by Atlantic Broadband Holdings I, LLC in favor of Société Générale.***

EXHIBIT NUMBER	EXHIBIT
10.4	Guarantee, dated as of March 1, 2004 by and among each Subsidiary Guarantor in favor of Société Générale.***

10.5	Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004 of Atlantic Broadband Group, LLC, by and among Atlantic Broadband Group, LLC and certain Members and Option Holders.***

10.6	Members Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, ABRY Partners IV, L.P., the the Members and Option Holders.***

10.7	Registration Rights Agreement, dated as of March 1, 2004, by and among Atlantic Broadband Group, LLC and the Members and Option Holders.***

10.8	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and David J. Keefe.***

10.9	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.***

10.10	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Patrick Bratton.***

10.11	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Almis Kuolas.***

10.12	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Chris Daly.***

10.13	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Matthew Murphy.***

10.14	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Richard Shea.***

10.15	Bill of Sale & Assignment and Assumption Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.16	Retained Franchise Management Agreement, dated as of March 1, 2004, by and between Hornell Television Service, Inc. and Atlantic Broadband Finance, LLC.***

10.17	Transition Services Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.18	Reimbursement Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, Atlantic Broadband Finance, LLC and ABRY Partners, LLC.***

10.19	Form of Incentive Unit Purchase Agreement.**

EXHIBIT NUMBER	EXHIBIT
10.20	Asset Purchase Agreement among G Force LLC, Atlantic Broadband (SC) LLC and, solely for the purpose of Article VII therein, Atlantic Broadband Finance, LLC, dated as of July 13, 2006 (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.21	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and David J. Keefe.

10.22	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.

10.23	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Patrick Bratton.

10.24	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Almis Kuolas.

10.25	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Chris Daly.

10.26	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Matthew Murphy.

10.27	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Richard Shea.

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

21.1	Subsidiaries of the Co-Registrants.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the corresponding Exhibit to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-11504) as filed on July 29, 2005.
***	Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-4 (File No. 333-11504) as filed on May 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2009.

ATLANTIC BROADBAND FINANCE, LLC

By:	/s/ David J. Keefe
David Keefe
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2009

SIGNATURE	CAPACITY

/s/ David J. Keefe David J. Keefe	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Patrick Bratton Patrick Bratton	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ Edward T. Holleran Edward T. Holleran	Chief Operating Officer and Director

/s/ Jay M. Grossman Jay M. Grossman	Director

/s/ Benjamin Diesbach Benjamin Diesbach	Director

/s/ Blake Battaglia Blake Battaglia	Director

/s/ John Hunt John Hunt	Director

/s/ Jack Langer Jack Langer	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

Atlantic Broadband Finance, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Broadband Finance, LLC and its subsidiaries at December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 26, 2009

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Balance Sheets

December 31, 2008 and 2007

(in thousands)

	2008	2007
Assets
Current assets
Cash and cash equivalents	$7,007	$3,390
Accounts receivable—net of allowance for doubtful accounts of $479 and $470, respectively	9,055	7,788
Prepaid expenses and other current assets	1,774	1,728

Total current assets	17,836	12,906
Plant, property and equipment, net	204,065	205,472
Franchise rights	524,400	547,828
Goodwill	35,905	35,905
Other intangible assets, net	283	1,120
Debt issuance costs, net	7,206	9,494
Fair value of derivative instruments	—	—

Total assets	$789,695	$812,725

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$4,528	$4,528
Current portion of capital lease obligation	199	389
Accrued interest	6,874	6,656
Accounts payable	13,293	14,228
Accrued expenses	10,733	10,635
Unearned service revenue	4,390	4,189

Total current liabilities	40,017	40,625
Long-term debt, net of current portion	610,122	616,650
Capital lease obligation, net of current portion	—	196
Fair value of derivative instruments	1,821	3,039
Other long-term liabilities	2,206	2,216

Total liabilities	654,166	662,726

Commitments and contingencies (Note 12)
Member’s equity	164,478	174,677
Accumulated deficit	(28,949)	(24,678)

Total member’s equity	135,529	149,999

Total liabilities and member’s equity	$789,695	$812,725

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2008	2007	2006
Revenue	$280,986	$251,672	$212,575

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	129,238	117,729	97,766
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	41,474	37,063	32,855
Impairment of franchise rights	23,428	—	—
Depreciation and amortization	43,386	49,372	49,694

Income from operations	43,460	47,508	32,260
Interest expense, net	48,949	51,228	39,037
Loss on extinguishment of debt	—	370	—
Net (gain) loss on derivative instruments	(1,218)	3,729	3,393

Net loss	$(4,271)	$(7,819)	$(10,170)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2008, 2007 and 2006

(in thousands)

	Member’s Equity	Accumulated Deficit	Total Member’s Equity
December 31, 2005	$262,500	$(6,689)	$255,811
Dividend to Parent	(100)	—	(100)
Net loss	—	(10,170)	(10,170)

December 31, 2006	262,400	(16,859)	245,541
Dividend to Parent	(87,723)	—	(87,723)
Net loss	—	(7,819)	(7,819)

December 31, 2007	174,677	(24,678)	149,999
Dividend to Parent	(10,199)	—	(10,199)
Net loss	—	(4,271)	(4,271)

December 31, 2008	$164,478	$(28,949)	$135,529

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities
Net loss	$(4,271)	$(7,819)	$(10,170)
Adjustments to reconcile net loss to net cash provided by operating activities
Impairment of franchise rights	23,428	—	—
Depreciation and amortization	43,386	49,372	49,694
Amortization of debt issuance costs	2,288	3,189	1,895
Loss on extinguishment of debt	—	370	—
Net (gain) loss on derivative instrument	(1,218)	3,729	3,393
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(1,267)	(377)	34
Prepaid expenses and other current assets	(46)	(113)	103
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(3,377)	(5,240)	513
Unearned service revenue	201	321	348

Net cash provided by operating activities	59,124	43,432	45,810

Cash flows from investing activities
Purchases of property, plant and equipment	(38,394)	(46,557)	(31,647)
Acquisition of cable systems	—	298	(55,846)

Net cash used in investing activities	(38,394)	(46,259)	(87,493)

Cash flows from financing activities
Proceeds from issuance of debt	—	89,500	55,500
Repayments of debt principal	(6,528)	(3,522)	(8,562)
Payments of capital lease obligations	(386)	(435)	(337)
Dividend to members	(10,199)	(87,723)	(100)
Payment of debt issuance costs	—	(1,853)	(1,200)

Net cash provided (used) by financing activities	(17,113)	(4,033)	45,301

Net change in cash and equivalents	3,617	(6,860)	3,618
Cash and cash equivalents, beginning of period	3,390	10,250	6,632

Cash and cash equivalents, end of period	$7,007	$3,390	$10,250

Supplemental disclosure of cash flow information
Interest paid	$46,443	$50,295	$36,277
Supplemental disclosure of noncash investing activities
Equipment acquired under capital leases	—	—	626
Capital expenditures included in accounts payable and accrued expenses	2,748	4,561	3,864
Supplemental disclosure of noncash financing activities
Seller Note issued in conjunction with acquisition	—	—	6,890

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

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required to fund operations or capital expenditures. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. Should the Company fail to meet its expectations, the Company would look to draw down against the existing revolving credit facility, obtain additional financing, refinance existing agreements, and/or reduce capital expenditures. Our existing $90.0 million revolving credit facility reduces to $67.5 million on March 1, 2009, and terminates on March 1, 2010. The remaining term borrowing under our Senior Credit Facility begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating in full on October 1, 2011. We believe that we will be able to obtain new financing to the extent we are unable to satisfy the Term Debt obligation in full during 2011 through cash generated from operations, although there can be no assurance that the Company will be able to obtain such financing.

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

Cash and Cash Equivalents

The Company considers all short-term investments with a remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents represent short-term investments consisting of commercial paper carried at cost plus accrued interest, which approximates market value.

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

Goodwill impairment is determined using a two-step process. The first step involves a comparison of the estimated fair value of each of the Company’s four reporting units to its carrying amount, including goodwill. In performing the first step, the Company determines the fair value of a reporting unit using a combination of a discounted cash flow (“DCF”) analysis and a market-based approach. Determining fair value requires the exercise of significant judgment, including judgment about appropriate discount rates, perpetual growth rates, the amount and timing of expected future cash flows, as well as relevant comparable company earnings multiples for the market-based approach. The cash flows employed in the DCF analyses are based on the Company’s most recent budget and, for years beyond the budget, the Company’s estimates, which are based on assumed growth rates. The discount rates used in the DCF analyses are intended to reflect the risks inherent in the future cash flows of the respective reporting units. In addition, the market-based approach utilizes comparable company public trading values, research analyst estimates and, where available, values observed in private market transactions. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds its estimated fair value, then the second step of the goodwill impairment test must be performed. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with its carrying amount to measure the amount of impairment, if any. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. In other words, the estimated fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment is recognized in an amount equal to that excess.

The impairment test for other intangible assets not subject to amortization involves a comparison of the estimated fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using a DCF valuation analysis. The DCF methodology used to value cable franchise rights entails identifying the projected discrete cash flows related to such cable franchise rights and discounting them back to the valuation date. Significant judgments inherent in this analysis include the selection of appropriate discount rates, estimating the amount and timing of estimated future cash flows attributable to cable franchise rights and identification of appropriate terminal growth rate assumptions. The discount rates used in the DCF analyses are intended to reflect the risk inherent in the projected future cash flows generated by the respective intangible assets.

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company’s 2008 annual impairment test, which was performed as of March 2008, did not result in any goodwill or cable franchise rights impairment. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of $23.4 million

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented two of the Company’s four operating systems) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one unit of accounting is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded prior to the first quarter of 2010 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

Amortization expense on intangible assets with a definite life for the next five years as of December 31, 2008 is as follows:

Amortization Expense
2009	$283
Thereafter	—

Realizability of Long-Lived Assets

The carrying values of long-lived assets, which include construction material, property, plant and equipment, and other intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Any impairment loss would be measured as the amount by which the carrying amount exceeded the fair value, most likely determined by future discounted cash flows. Management believes that there have been no impairments as of December 31, 2008.

Debt Issuance Costs

Certain costs associated with issuance of the Company’s debt have been capitalized. These debt issuance costs are amortized over the life of the Credit Facility using the effective interest method. Amortization expense related to debt issuance costs charged to interest expense in 2008, 2007 and 2006 was $2,288, $3,189 and $1,895, respectively.

Deferred Credits

Deferred credits consist primarily of deferred launch incentives. The Company receives launch incentive payments from programmers. These incentive payments are deferred and recognized over the life of the related programming agreements as an offset to programming costs in direct expenses. To date, these amounts have not been material.

Revenue Recognition

Revenues are generally recognized when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectibility is reasonably assured. Revenues from video, Internet access and telephony services are recognized based upon monthly service fees or fees per event. Revenue for customer fees, equipment rental, advertising and pay-per-view programming is recognized in the period that the services are delivered. Video and non-video installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any programming incentive revenue received is deferred and recognized over the life of the underlying contract. Under the terms of the Company’s non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service to the local franchise authority. The Company normally passes these fees through to its cable subscribers and records these fees in revenue with a corresponding amount included in direct expenses.

Marketing Costs

The cost of marketing, advertising, and selling is expensed as incurred and are included in sales, general and administrative expenses. Marketing, advertising, and selling expense in 2008, 2007 and 2006 was $13,223, $11,479 and $9,669, respectively.

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

Fair Value

On January 1, 2008, the Company adopted the methods of fair value as described in Statements of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS 157”), which refines the definition of fair value, provides a framework for measuring fair value and expands disclosure about fair value measurements. The Financial Accounting Standards Board (“FASB”) delayed the effective date of SFAS 157 until January 1, 2009, with respect to the fair value measurement requirements for non-financial assets and liabilities that are not remeasured on a recurring basis. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The statement establishes consistency and comparability by providing a fair value hierarchy that prioritizes the inputs to valuation techniques into three broad levels, which are described below:

•	Level 1 inputs are quoted market prices in active markets for identical assets or liabilities (these are observable market inputs).

•

Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability (includes quoted market prices for similar assets or identical or similar assets in markets in which there are few transactions, prices that are not current or prices that vary substantially).

•	Level 3 inputs are unobservable inputs that reflect the entity’s own assumptions in pricing the asset or liability (used when little or no market data is available).

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115” (“SFAS 159”), which permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Under SFAS 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The Company adopted SFAS 159 as of January 1, 2008 and has elected not to apply the fair value option provided under this statement, therefore, the adoption of SFAS 159 has not had an impact on the Company’s Consolidated Financial Statements.

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and line of credit are carried at cost, which approximates their fair value due to the short-term maturity of these instruments.

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements (“Swaps”). Derivative financial instruments are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”).

SFAS 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. At December 31, 2008 and 2007, derivative instruments consist solely of Swaps which are used to reduce the Company’s exposure to interest rate fluctuations on its variable rate debt (see Note 8). At December 31, 2008 and 2007, the Swaps were recorded at fair value as a liability of $1,821 and $3,039, respectively.

The interest rate swap agreements are not designated as hedging instruments, accordingly, changes in fair values are recognized currently in earnings. The Company recorded a gain of $1,218 for the year ended December 31, 2008 and a loss of $3,729 and $3,393 for the years ended December 31, 2007 and 2006, respectively.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. For 2008, we did adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. We do not expect the adoption of FSB FAS 157-2 to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Statement No. 160 is effective as of January 1, 2009 for the Company. The adoption of SFAS 160 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Statement No. 161 is effective for the Company on January 1, 2009. We will provide the required disclosures regarding derivative instruments in 2009.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 is effective for the Company on January 1, 2009. We are currently evaluating the impact of adopting FSP No. FAS 142.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141 (R) replaces SFAS No. 141, Business Combinations. SFAS 141 (R) requires that the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will apply this accounting standard prospectively to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date of the accounting.

4. Acquisitions

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

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,
	2008	2007
Distribution facilities	$210,237	$190,474
Subscriber equipment	60,475	54,128
Headend equipment	39,918	34,307
Buildings and leasehold improvements	10,012	9,566
Office equipment and other	16,406	13,782
Vehicles and equipment	9,485	8,373
Land	1,992	1,972
Construction in progress	3	80
Material inventory	3,316	3,538

Total plant, property and equipment	351,844	316,220
Less: accumulated depreciation	147,779	110,748

Plant, property and equipment, net	$204,065	$205,472

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $42,549, $46,011 and $34,125, respectively.

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2008	2007
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	47,328	46,491

Intangible assets, net	$283	$1,120

Amortization expense for the years ended December 31, 2008, 2007 and 2006 was $837, $3,361 and $15,569, respectively.

The change in the carrying value of goodwill for the years ended December 31, 2008 and 2007 was as follows:

	December 31,
	2008	2007
Beginning balance	$35,905	$36,076
Acquisitions	—	—
Adjustment to purchase price paid	—	(171)

Ending balance	$35,905	$35,905

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2008	2007
Franchise, copyright and revenue sharing fees	$2,693	$2,605
Payroll and related taxes	3,030	3,418
Accrued purchase price	—	167
Other accrued expenses	5,010	4,445

Total accrued liabilities	$10,733	$10,635

8. Fair Value Measurements

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

The following table sets forth the financial assets and liabilities as of December 31, 2008 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2008
Liabilities
Interest Rate Swaps	—	1,821	—	1,821

9. Debt

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

At December 31, 2008, there was $444,888 outstanding under the Term Loans and $12,917 under the Revolver. At December 31, 2007, there was $449,416 outstanding under the Term Loans and $14,917 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2008, 2007 and 2006 on the Term Note and Revolver was 5.97%, 8.28% and 7.59%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of December 31, 2008, there was approximately $77,083 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company believes that the cash generated from operations will be sufficient to meet its debt service, capital expenditures and working capital requirements for at least the next twelve months. The Company’s existing $90.0 million revolving credit facility reduces to $67.5 million on March 1, 2009, and terminates on March 1, 2010 at which time any outstanding balance must be repaid in full. The remaining term borrowing under the Senior Credit Facility begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating in full on October 1, 2011 at which time any outstanding balance must be repaid in full. To the extent it is unable to satisfy the Term Debt obligation in full during 2011 through cash generated from operations, the Company believes that it will be able to obtain new financing, although there can be no assurance that the Company will be able to obtain such financing.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2009 through maturity are as follows:

2009	$4,528
2010	124,422
2011	328,855

$457,805

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

Interest Rate Swap Agreements

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility related to these changes, in September 2006 the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years and a rate of 5.08%. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,218 in other income for the year ended December 31, 2008 and $3,729 and $3,393 in other expense for the years ended December 31, 2007 and 2006, respectively.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at December 31, 2008, 2007 and 2006.

On March 6, 2007, the Company further amended its Senior Credit Agreement to increase capital expenditure limits and to adjust certain financial covenant ratios for periods beginning in 2007. The amended financial covenant ratios are less restrictive than the previously effective ratios.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6,900. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems.

11. Employee Benefits

401(k) Savings Plan

During 2004, the Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions subject to a limit of the first 5% of the participant’s compensation. During 2008, 2007 and 2006, the Company recorded $474, $432 and $368, respectively, of expense related to the 401(k) plan.

12. Commitments and contingencies

The Company currently leases office and warehouse space and equipment under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements for the years 2008, 2007 and 2006 was $745, $695 and $640, respectively.

The Company has entered into several lease commitments for equipment and facilities. Future minimum lease commitments under non-cancelable leases and service agreements as of December 31, 2008 are as follows:

	Capital Leases	Operating Leases
2009	$203	$555
2010	—	453
2011	—	385
2012	—	167
2013	—	82
Thereafter	—	182

Total minimum lease payments	203	$1,824

Less: Amounts representing interest	(4)

Present value of net minimum lease payments	$199

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

13. Valuation and Qualifying Accounts

Allowance for doubtful accounts roll forward:

	Balance at beginning of period	Charged in operations	Deductions	Balance at end of period
Year ended December 31, 2006	$529	$1,873	$(1,955)	$447
Year ended December 31, 2007	$447	$2,302	$(2,279)	$470
Year ended December 31, 2008	$470	$2,837	$(2,828)	$479