Form 10-Q
period 2009-03-31
Atlantic Broadband Finance, LLC
filed 2009-05-06
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2008	March 31, 2009
Assets
Current assets
Cash and cash equivalents	$7,007	$2,487
Accounts receivable—net of allowance for doubtful accounts of $479 and $351, respectively	9,055	7,911
Prepaid expenses and other current assets	1,774	2,584

Total current assets	17,836	12,982
Plant, property and equipment, net	204,065	201,789
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	283	156
Debt issuance costs, net	7,206	6,633

Total assets	$789,695	$781,865

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$4,528	$14,290
Current portion of capital lease obligations	199	146
Accrued interest	6,874	2,976
Accounts payable	13,293	12,621
Accrued expenses	10,733	9,149
Unearned service revenue	4,390	5,121

Total current liabilities	40,017	44,303
Long-term debt	610,122	589,228
Fair value of derivative instruments	1,821	—
Other long-term liabilities	2,206	2,200

Total liabilities	654,166	635,731

Member’s equity	164,478	164,478
Accumulated deficit	(28,949)	(18,344)

Total member’s equity	135,529	146,134

Total liabilities and member’s equity	$789,695	$781,865

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009
Cable service revenue	$67,259	$73,767

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	31,273	33,849
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	9,635	9,959
Depreciation and amortization	11,218	10,881

Income from operations	15,133	19,078
Interest expense	13,016	10,294
Net loss (gain) on derivative instruments	3,163	(1,821)

Net (loss) income	$(1,046)	$10,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2008	2009
Cash flows from operating activities
Net (loss) income	$(1,046)	$10,605
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	11,218	10,881
Amortization of debt issuance costs	572	573
Net loss (gain) on derivative instrument	3,163	(1,821)
Changes in operating assets and liabilities
Accounts receivable	786	1,144
Prepaid expenses and other current assets	(453)	(810)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(10,242)	(8,432)
Unearned service revenue	155	731

Net cash provided by operating activities	4,153	12,871

Cash flows from investing activities
Purchases of property, plant and equipment	(6,836)	(6,206)

Net cash used in investing activities	(6,836)	(6,206)

Cash flows from financing activities
Proceeds from issuance of debt	4,000	—
Repayments of debt principal	(1,132)	(11,132)
Payments of capital lease obligations	(112)	(53)
Dividend to members	(10)	—

Net cash provided by (used in) financing activities	2,746	(11,185)

Net change in cash and equivalents	63	(4,520)
Cash and cash equivalents, beginning of period	3,390	7,007

Cash and cash equivalents, end of period	$3,453	$2,487

Supplemental disclosure of cash flow information
Interest paid	$15,668	$13,619
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	3,050	2,272

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

On March 31, 2009, the Company had approximately 287,000 cable, 131,000 residential high-speed Internet and 55,000 residential telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required to fund operations or capital expenditures. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. Should the Company fail to meet its expectations, the Company would look to draw down against the existing revolving credit facility, obtain additional financing, refinance existing agreements, and/or reduce capital expenditures. The existing $90.0 million revolving credit facility reduced to $67.5 million on March 1, 2009, and terminates on March 1, 2010. The remaining term borrowing under the Senior Credit Facility begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating in full on September 1, 2011. The Company believes that it will be able to obtain new financing to the extent it is unable to satisfy the Term Debt obligation in full during 2011 through cash generated from operations, although there can be no assurance that the Company will be able to obtain such financing.

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2008 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Segments

SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company’s 2008 annual impairment test, which was performed as of March 2008, did not result in any goodwill or cable franchise rights impairment. The Company determined that the adverse macro business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of $23.4 million

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented two of the Company’s four operating systems) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one system is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded prior to the first quarter of 2010 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date. The Company completed its annual impairment test as of March 1, 2009 and did not identify any additional impairment.

Amortization expense on intangible assets with a definite life for the next five years as of March 31, 2009 is as follows:

Amortization Expense
2009	$156
Thereafter	—

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS 157”) “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FSP FAS 157-2 which defers the effective date of SFAS 157 for one year for nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. For 2008, we did adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS 157-2. The partial adoption of SFAS 157 did not have a material impact on our financial position, results of operations or cash flows. The adoption of FSB FAS 157-2 in 2009 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Statement No. 160 is effective as of January 1, 2009 for the Company. The adoption of SFAS 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“Statement No. 161”). Statement No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. Statement No. 161 is effective for the Company on January 1, 2009. We have provided the required disclosures regarding derivative instruments in 2009 in Note 8.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 is effective for the Company on January 1, 2009. The adoption of FSP No. FAS 142 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table sets forth the financial assets and liabilities as of March 31, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2008	Balance as of March 31, 2009
Liabilities
Interest Rate Swaps	—	—	—	1,821	—

In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08% These agreements ended in March 2009.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2008	March 31, 2009
Distribution facilities	$210,237	$214,225
Subscriber equipment	60,475	62,067
Headend equipment	39,918	40,357
Buildings and leasehold improvements	10,012	10,062
Office equipment and other	16,406	17,063
Vehicles and equipment	9,485	9,723
Land	1,992	1,991
Construction in progress	3	216
Material inventory	3,316	3,326

Total plant, property and equipment	351,844	359,030
Less: accumulated depreciation	147,779	157,241

Plant, property and equipment, net	$204,065	$201,789

Depreciation expense for the three months ended March 31, 2008 and 2009 was $11,008 and $10,754, respectively.

6. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2008	March 31, 2009
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	47,328	47,455

Intangible assets, net	$283	$156

Amortization expense for the three months ended March 31, 2008 and 2009 was $210 and $127, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2008	March 31, 2009
Franchise, copyright and revenue sharing fees	$2,693	$2,058
Payroll and related taxes	3,030	2,107
Other accrued expenses	5,010	4,984

Total accrued liabilities	$10,733	$9,149

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

At December 31, 2008, there was $444,888 outstanding under the Term Loans and $12,917 under the Revolver. At March 31, 2009, there was $443,756 outstanding under the Term Loans and $2,917 under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2008 and 2009 on the Term Note and Revolver was 7.18% and 3.72%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of March 31, 2009, there was approximately $64,583 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company believes that the cash generated from operations will be sufficient to meet its debt service, capital expenditures and working capital requirements for at least the next twelve months. The Company’s existing $90.0 million revolving credit facility reduced to $67.5 million on March 1, 2009, and terminates on March 1, 2010 at which time any outstanding balance must be repaid in full. The remaining term borrowing under the Senior Credit Facility begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating in full on September 1, 2011 at which time any outstanding balance must be repaid in full. To the extent it is unable to satisfy the Term Debt obligation in full during 2011 through cash generated from operations, the Company believes that it will be able to obtain new financing, although there can be no assurance that the Company will be able to obtain such financing.

As of March 31, 2009, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67,500 from March 1, 2009 until the termination date. The Revolver shall be paid in full on the termination date of March 1, 2010. Principal payments under the Senior Credit Facility for each year ending December 31, 2009 through 2011 are as follows:

2009	$3,396
2010	114,422
2011	328,855

$446,673

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

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230,000 with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08% These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $3,163 in other expense for the three months ended March 31, 2008, and $1,821 in other income for the three months ended March 31, 2009.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on the third anniversary of the acquisition date.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260,791 which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77,628. The Company provided additional dividends totaling $10,095 during the remainder of 2007 and $10,199 during 2008.

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

Historical Performance

Operating Data

	March 31, 2008	December 31, 2008	March 31, 2009
Equivalent Basic Units (“EBU’s”)	227,610	223,583	223,086
Digital subscribers	87,252	89,854	91,194
High Speed Data (“HSD”) residential subscribers	118,094	126,143	131,057
Telephone residential subscribers	36,321	50,692	54,969
Homes passed	501,322	504,931	505,157
Internet-ready homes passed	492,455	497,330	497,556
Telephone-ready homes passed	454,960	476,845	482,221
Basic subscribers	288,068	285,540	286,673

Basic penetration of homes passed	57.5%	56.6%	56.7%
Digital penetration of basic subscribers	30.3%	31.5%	31.8%
HSD penetration of internet-ready homes passed	24.0%	25.4%	26.3%
Telephone penetration of telephone-ready homes passed	8.0%	10.6%	11.4%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended March 31.
	2008		2009
	Amount	%	Amount	%
	(dollars in thousands)
Revenue:
Video	$39,410	58.6%	$40,872	55.4%
High Speed Data	11,035	16.4	12,851	17.4
Telephone	3,729	5.5	5,582	7.6
Advertising Sales	1,534	2.3	1,662	2.3
Commercial	5,866	8.7	6,939	9.4
Other	5,685	8.5	5,861	7.9

Total revenue	$67,259	100.0%	$73,767	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	31,273	46.5%	33,849	45.9%
Selling, general and administrative	9,635	14.3%	9,959	13.5%
Depreciation and amortization	11,218	16.7%	10,881	14.8%

Income from operations	15,133		19,078
Other Income (expenses):
Gain (loss) from derivative instruments	(3,163)		1,821
Interest expense	(13,016)		(10,294)

Net (loss) income	$(1,046)		$10,605

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

Revenue for the three months ended March 31, 2009 was $73.8 million as compared to $67.3 million for the three months ended March 31, 2008, an increase of $6.5 million or 9.7%. This increase was mainly the result of (i) a $1.5 million increase in video revenue resulting from increases in digital, Digital Video Recorder and high definition subscribers coupled with increased video on demand usage; (ii) an increase in high-speed data revenue of $1.8 million or 16.5% from continued marketing focus for this service offering driving HSD subscriber growth and (iii) a $1.9 million increase in telephone revenue generated by increases in subscriber levels. We expect revenues to continue to increase resulting from subscriber growth in our digital, high-speed data and telephone service offerings.

Operating expenses for the three months ended March 31, 2009 were $33.8 million as compared to $31.3 million for the same period in 2008. The $2.5 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended March 31, 2009 were $10.0 million as compared to $9.6 million for the three months ended March 31, 2008, an increase of $0.4 million. This increase resulted mainly from a 14.0% increase in sales and marketing expenses to support the growth in our customer base. We expect to see continued increases in selling, general and administrative expenses as we maintain higher levels of marketing spending coupled with subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $10.9 million for the three months ended March 31, 2009, compared with $11.2 million for the same period in 2008, a decrease of $0.3 million or 2.7%. This slight decrease is the result of lower levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the three months ended March 31, 2009 was $19.1 million as compared to $15.1 million for the same period in 2008 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.8 million in other income for the three months ended March 31, 2009 as compared to other expense of $3.2 million for the three months ended March 31, 2008 due to fluctuations in market interest rates.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2009 was $10.3 million as compared to $13.0 million for the three months ended March 31, 2008. This decrease was primarily attributable to lower market interest rates.

As a result of the factors described above, the net income was $10.6 million for the three months ended March 31, 2009 as compared to a net loss of $1.0 million for the three months ended March 31, 2008.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of March 31, 2009, the Company has total debt outstanding of $603.7 million (including capital lease obligations).

We have a $511.3 million senior credit facility, consisting of a $67.5 million revolving credit facility and a $443.8 million term loan B tranche. At March 31, 2009, $2.9 million of the revolving credit facility (the “Revolver”) was outstanding, with $64.6 million of unused senior credit commitments under the revolving credit facility. The Revolver termination date is March 1, 2010 at which time all related borrowings must be repaid. Until this termination date, we will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The borrowings under the term loan B mature on September 1, 2011 and are payable in quarterly installments which began on June 30, 2006.

We expect to incur capital expenditures in 2009 at a level lower than that of 2008 as we have substantially completed the deployment of all major product offerings, including high-speed data, telephone and video on demand services to the majority of our systems. We expect subsequent year capital expenditure levels also to remain at a relatively consistent level, reflecting more maintenance and discretionary capital spending.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months. Our existing $67.5 million revolving credit facility terminates on March 1, 2010. The remaining term borrowing under our Senior Credit Facility begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating in full on September 1, 2011. To the extent we are unable to satisfy the Term Debt obligation in full during 2011 through cash generated from operations, we believe that we will be able to obtain new financing, although there can be no assurance that we will be able to obtain such financing.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of March 31, 2009 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Senior secured credit facilities	$446,673	$3,396	$114,422	$328,855	$—	$—	$—
6% Seller Note	6,845	6,845	—	—	—	—	—
9 3 /8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	99,917	22,415	29,308	19,482	14,063	14,063	586
Capitalized leases (including interest)	150	150	—	—	—	—	—
Operating leases	1,685	416	453	385	167	82	182

Total cash contractual obligations	$705,270	$33,222	$144,183	$348,722	$14,230	$14,145	$150,768

Cash Flows

Cash provided by operations increased to $12.9 million for the three months ended March 31, 2009 as compared to $4.2 million for the same period in 2008. This is mainly the result of the decrease in the Company’s Net Loss as discussed above.

Cash used in investing activities decreased to $6.2 million for the three months ended March 31, 2009 from $6.8 million for the same period in 2008. This decrease is the result of capital expenditures decreasing to a level consistent with a maintenance mode of operating, with higher percentages of spending on customer premise equipment and additional infrastructure costs associated with subscriber levels as opposed to major rebuild and product launch projects.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$13,824	$16,365	$18,907	$21,448	$23,989
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$27,887	$30,428	$32,970	$35,511	$38,052

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

At December 31, 2008, we had in effect four interest rate swaps with three separate commercial banks, with a total notional amount of $225.0 million with a term of two years beginning March 2007 at a fixed rate of 5.08% which expired in March 2009. These interest rate swap agreements required us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps was accrued as an adjustment to interest expense. We were exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive or pay to settle the agreements, was a liability of approximately $1.8 million at December 31, 2008.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2009 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2008 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2009.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer