Form 10-Q
period 2009-06-30
Atlantic Broadband Finance, LLC
filed 2009-08-05
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2008	June 30, 2009
Assets
Current assets
Cash and cash equivalents	$7,007	$10,463
Accounts receivable—net of allowance for doubtful accounts of $479 and $512, respectively	9,055	7,859
Prepaid expenses and other current assets	1,774	2,159

Total current assets	17,836	20,481
Plant, property and equipment, net	204,065	198,896
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	283	89
Debt issuance costs, net	7,206	7,408

Total assets	$789,695	$787,179

Liabilities and Member’s Equity
Current liabilities
Current portion of debt	$4,528	$11,373
Current portion of capital lease obligations	199	101
Accrued interest	6,874	6,618
Accounts payable	13,293	11,044
Accrued expenses	10,733	10,696
Unearned service revenue	4,390	4,171

Total current liabilities	40,017	44,003
Long-term debt	610,122	588,096
Fair value of derivative instruments	1,821	—
Other long-term liabilities	2,206	2,196

Total liabilities	654,166	634,295

Member’s equity	164,478	164,258
Accumulated deficit	(28,949)	(11,374)

Total member’s equity	135,529	152,884

Total liabilities and member’s equity	$789,695	$787,179

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Cable service revenue	$69,414	$75,283	$136,673	$149,050

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	31,885	33,945	63,158	67,794
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	10,817	10,590	20,452	20,549
Depreciation and amortization	10,428	10,283	21,646	21,164

Income from operations	16,284	20,465	31,417	39,543
Interest expense	11,545	8,876	24,561	19,170
Loss on extinguishment of debt	—	4,619	—	4,619
Net loss (gain) on derivative instruments	(2,706)	—	457	(1,821)

Net income	$7,445	$6,970	$6,399	$17,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities
Net income	$6,399	$17,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,646	21,164
Amortization of debt issuance costs	1,144	1,144
Loss on extinguishment of debt	—	4,619
Net loss (gain) on derivative instrument	457	(1,821)
Changes in operating assets and liabilities
Accounts receivable	143	1,196
Prepaid expenses and other current assets	(279)	(385)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(3,561)	(4,652)
Unearned service revenue	7	(219)

Net cash provided by operating activities	25,956	38,621

Cash flows from investing activities
Purchases of property, plant and equipment	(17,718)	(13,701)

Net cash used in investing activities	(17,718)	(13,701)

Cash flows from financing activities
Proceeds from issuance of debt	4,000	—
Repayments of debt principal	(2,264)	(15,181)
Payments of capital lease obligations	(214)	(98)
Dividend to members	(10,120)	(220)
Payment of deferred issuance costs	—	(5,965)

Net cash used in financing activities	(8,598)	(21,464)

Net change in cash and equivalents	(360)	3,456
Cash and cash equivalents, beginning of period	3,390	7,007

Cash and cash equivalents, end of period	$3,030	$10,463

Supplemental disclosure of cash flow information
Interest paid	$23,285	$18,282
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	3,586	2,100

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

On June 30, 2009, the Company had approximately 284,000 cable, 132,000 residential high-speed Internet and 57,000 telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2008 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company performed its subsequent events review through August 5, 2009, the date of filing.

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company’s 2008 annual impairment test, which was performed as of March 2008, did not result in any goodwill or cable franchise rights impairment. The Company determined that the adverse macro business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of $23.4 million.

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

Amortization expense on intangible assets with a definite life for the next five years as of June 30, 2009 is as follows:

Amortization Expense
2009	$89
Thereafter	—

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157 (“SFAS No. 157”) Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-2 which defers the effective date of SFAS No. 157 for one year for nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. For 2008, we did adopt SFAS No. 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP FAS No. 157-2. The partial adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows. The adoption of FSP FAS No. 157-2 in 2009 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“Statement No. 160”). Statement No. 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Statement No. 160 is effective as of January 1, 2009 for the Company. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141 (R) replaces SFAS No. 141, Business Combinations. SFAS No. 141 (R) requires that the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will apply this accounting standard prospectively to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date of the accounting.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). SFAS No. 161 requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for the Company on January 1, 2009. We have provided the required disclosures regarding derivative instruments in 2009 in Note 8.

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP No. FAS 142-3”). FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS No.142-3 is effective for the Company on January 1, 2009. The adoption of FSP FAS No. 142 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Statements (“FSP No. FAS 107-1 and APB 28-1”). FSP No. FAS 107-1 and APB 28-1 requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide such disclosures annually. FSP No. FAS 107-1 and APB 28-1 is effective for the Company in the second quarter of 2009 and we have included disclosures as required.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which is effective for the Company for the quarterly period beginning April 1, 2009. SFAS No. 165 requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. The Company adopted SFAS No. 165 during the second quarter of 2009 and there was no impact on the Company’s consolidated financial position, results of operations or of cash flows for the three months ended June 30, 2009. The Company has evaluated all potential subsequent events through August 5, 2009, the filing date for this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued the SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB SFAS No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification™ to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company expects to adopt SFAS No. 168 during the three month ended September 30, 2009 and is currently evaluating the impact that this adoption will have on its consolidated financial statements.

4. Fair Value Measurements

On January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. Our adoption of SFAS No. 157 did not impact our financial position, results of operations or liquidity. In accordance with FSP FAS No. 157-2, we elected to defer until January 1, 2009 the adoption of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position, results of operations or liquidity.

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

The following table sets forth the financial assets and liabilities as of June 30, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by SFAS No. 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2008	Balance as of June 30, 2009
Liabilities
Interest Rate Swaps	—	—	—	1,821	—

In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of June 30, 2009 that we measured at fair value on a recurring basis.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2008	June 30, 2009
Distribution facilities	$210,237	$217,950
Subscriber equipment	60,475	62,093
Headend equipment	39,918	41,683
Buildings and leasehold improvements	10,012	10,136
Office equipment and other	16,406	17,607
Vehicles and equipment	9,485	10,087
Land	1,992	1,992
Construction in progress	3	423
Material inventory	3,316	3,321

Total plant, property and equipment	351,844	365,292
Less: accumulated depreciation	147,779	166,396

Plant, property and equipment, net	$204,065	$198,896

Depreciation expense for the three and six months ended June 30, 2008 was $10,219 and $21,227, respectively and for the three and six months ended June 30, 2009 was $10,216 and $20,970, respectively.

6. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2008	June 30, 2009
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	47,328	47,522

Intangible assets, net	$283	$89

Amortization expense for the three and six months ended June 30, 2008 was $209 and $419, respectively and for the three and six months ended June 30, 2009 was $67 and $194, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2008	June 30, 2009
Franchise, copyright and revenue sharing fees	$2,693	$2,329
Payroll and related taxes	3,030	2,120
Other accrued expenses	5,010	6,247

Total accrued liabilities	$10,733	$10,696

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

On June 8, 2009, the Company amended its Senior Credit Facility to extend the maturity date of $325.0 million in Term Loan principal from September 2011 to June 2013 (the “Extended Term Loans”). The remaining outstanding Term Loan debt of $118.8 million remained unchanged, and matures in September 2011. In addition, $40.0 million in revolving credit commitment was extended from March 1, 2010 to March 1, 2012 (the “Extended Revolving Credit Commitments”). As a result of the modification to the Senior Credit Facility, the Company incurred $5.9 million of debt financing costs, $4.6 million of which was expensed as a loss on extinguishment of debt and the remaining $1.3 million is being amortized to interest expense over the remaining life of the Senior Credit Facility.

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

At December 31, 2008, there was $444.9 million outstanding under the Term Loans and $12.9 million under the Revolver. At June 30, 2009, there was $442.6 million outstanding under the Term Loans with no borrowing outstanding under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%, or 4.75% with a “LIBOR” floor of 2.0% on Extended Term Loans and Extended Revolving Commitments. Excluding the interest rate swaps, the weighted average interest rate for 2008 and 2009 on the Term Note and Revolver was 6.15% and 3.93%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of June 30, 2009, there was approximately $67.5 million of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. As noted above, $27.5 million of the commitment expires on March 1, 2010, while the remaining $40.0 million expires on March 1, 2012. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

As of June 30, 2009, the Company was in compliance with its covenants under the Senior Credit Facility.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67.5 million until March 1, 2010, and $40.0 million until the termination date of March 1, 2012. The Revolver shall be paid in full on the termination date of March 1, 2012. Principal payments under the Senior Credit Facility for each year ending December 31, 2009 through 2013 are as follows:

2009	$2,264
2010	33,157
2011	91,323
2012	3,316
2013	312,564

$442,624

Senior Subordinated Notes

On February 10, 2004, the Company issued $150.0 million of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are general unsecured senior subordinated obligations subordinated to the Senior Credit Facility. The proceeds of the offering were used to finance the acquisition of the Systems.

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230.0 million with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225.0 million with a term of two years at a fixed rate of 5.08% These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $2.7 million in other income and $0.5 million in other expense for the three and six months ended June 30, 2008, and $1.8 million in other income for the six months ended June 30, 2009.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on November 1, 2009.

As of June 30, 2009, the fair value of the Company’s total debt outstanding of $599.6 million approximates the cost.

9. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1.7 million in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77.6 million. The Company provided additional dividends totaling $10.1 million during the remainder of 2007, $10.1 million during the second quarter of 2008 and $0.2 million during the second quarter of 2009.

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

Historical Performance

Operating Data

	June 30, 2008	December 31, 2008	June 30, 2009
Equivalent Basic Units (“EBU’s”)	225,401	223,583	220,328
Digital subscribers	87,190	89,854	88,559
High Speed Data (“HSD”) residential subscribers	119,461	126,143	131,669
Telephone residential subscribers	41,394	50,692	57,277
Homes passed	502,596	504,931	505,812
Internet-ready homes passed	493,881	497,330	498,211
Telephone-ready homes passed	456,692	476,845	486,625
Basic subscribers	285,471	285,540	283,790

Basic penetration of homes passed	56.8%	56.6%	56.1%
Digital penetration of basic subscribers	30.5%	31.5%	31.2%
HSD penetration of internet-ready homes passed	24.2%	25.4%	26.4%
Telephone penetration of telephone-ready homes passed	9.1%	10.6%	11.8%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended June 30.				Six Months Ended June 30.
	2008		2009		2008		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$39,997	57.6%	$41,466	55.1%	$79,407	58.1%	$82,338	55.2%
High Speed Data	11,482	16.6	13,149	17.5	22,517	16.5	26,000	17.4
Telephone	4,325	6.2	5,846	7.7	8,054	5.9	11,428	7.7
Advertising Sales	1,789	2.6	1,652	2.2	3,323	2.4	3,314	2.2
Commercial	6,050	8.7	7,299	9.7	11,916	8.7	14,238	9.6
Other	5,771	8.3	5,871	7.8	11,456	8.4	11,732	7.9

Total revenue	$69,414	100.0%	$75,283	100.0%	$136,673	100.0%	$149,050	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	31,885	45.9%	33,945	45.1%	63,158	46.2%	67,794	45.5%
Selling, general and administrative	10,817	15.6%	10,590	14.1%	20,452	15.0%	20,549	13.8%
Depreciation and amortization	10,428	15.0%	10,283	13.7%	21,646	15.8%	21,164	14.2%

Income from operations	16,284		20,465		31,417		39,543

Other Income (expenses):

Gain (loss) from derivative instruments	2,706		—		(457)		1,821
Loss on extinguishment of debt	—		(4,619)		—		(4,619)
Interest expense	(11,545)		(8,876)		(24,561)		(19,170)

Net income	$7,445		$6,970		$6,399		$17,575

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008.

Revenue for the three months ended June 30, 2009 was $75.3 million as compared to $69.4 million for the three months ended June 30, 2008, an increase of $5.9 million or 8.5%. This increase was mainly the result of (i) a $1.5 million increase in video revenue resulting from increases in digital, Digital Video Recorder and high definition subscribers; (ii) an increase in high-speed data revenue of $1.7 million or 14.5% from continued marketing focus for this service offering driving HSD subscriber growth; (iii) a $1.5 million increase in telephone revenue generated by increases in subscriber levels and (iv) a $1.2 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect revenues to continue to increase as video subscriber levels stabilize while we expect to continue to see subscriber growth in our high-speed data and telephone service offerings.

Operating expenses for the three months ended June 30, 2009 were $33.9 million as compared to $31.9 million for the same period in 2008. The $2.0 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephony direct costs driven by higher subscriber levels and usage. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended June 30, 2009 were $10.6 million as compared to $10.8 million for the three months ended June 30, 2008, a decrease of $0.2 million. This decrease resulted mainly from decreases in marketing efforts during a traditionally slower gross subscriber connect season. We expect to see relatively moderate growth in selling, general and administrative expenses as we increase marketing spending to drive subscriber growth trends.

Depreciation of property and equipment and amortization expense was $10.3 million for the three months ended June 30, 2009, compared with $10.4 million for the same period in 2008, a decrease of $0.1 million. This slight decrease is the result of lower levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the three months ended June 30, 2009 was $20.5 million as compared to $16.3 million for the same period in 2008 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $2.7 million in other income for the three months ended June 30, 2008. As no swaps were in place during the period ended June 30, 2009, there was no charge for this corresponding period.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2009 was $8.9 million as compared to $11.5 million for the three months ended June 30, 2008. This decrease was primarily attributable to lower market interest rates.

The Company recognized a loss of $4.6 million related to costs incurred in conjunction with the June 8, 2009 amendment to the Senior Credit Agreement as defined in Note 8.

As a result of the factors described above, the net income was $7.0 million for the three months ended June 30, 2009 as compared to $7.4 million for the three months ended June 30, 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Revenue for the six months ended June 30, 2009 was $149.1 million as compared to $136.7 million for the six months ended June 30, 2008, an increase of $12.4 million or 9.1%. This increase was mainly the result of a (i) $2.9 million in video revenue from increased digital subscriber levels, along with increased usage of Digital Video Recorders and high definition converters; (ii) a $3.5 million or 15.5% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (iii) a $3.4 million increase in telephone revenue generated by this service offering through subscriber growth and (iv) a $2.3 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts.

Operating expenses for the six months ended June 30, 2009 were $67.8 million as compared to $63.2 million for the same period in 2008. The $4.6 million or 7.3% increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels direct costs associated with our continued expansion of high speed data and cable telephony services.

Selling, general and administrative expenses for the six months ended June 30, 2009 and June 30, 2008 were a consistent $20.5 million. Underlying this flat trend is a moderate increase in marketing spending of $0.2 million, offset by decreases in other general expense items due to conscious efforts to control costs.

Depreciation of property and equipment and amortization expense was $21.2 million for the six months ended June 30, 2009, compared with $21.6 million for the same period in 2008, a decrease of $0.4 million. This decrease is the result of lower levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the six months ended June 30, 2009 was $39.5 million as compared to $31.4 million for the same period in 2008 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.8 million in other income for the six months ended June 30, 2009 as compared to other expense of $0.5 million for the six months ended June 30, 2008 due to fluctuations in market interest rates, as well as the lapsing of the underlying swap contracts in March 2009.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2009 was $19.2 million as compared to $24.6 million for the six months ended June 30, 2008. This $5.4 million decrease was primarily attributable lower market interest rates.

The Company recognized a loss of $4.6 million related to costs incurred in conjunction with the June 8, 2009 amendment to the Senior Credit Agreement the Company as defined in Note 8.

As a result of the factors described above, the net income was $17.6 million for the six months ended June 30, 2009 as compared to a net income of $6.4 million for the six months ended June 30, 2008.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of June 30, 2009, the Company has total debt outstanding of $599.6 million (including capital lease obligations).

We have a $510.1 million senior credit facility, consisting of a $67.5 million revolving credit facility and a $442.6 million term loan. At June 30, 2009, none of the revolving credit facility (the “Revolver”) was outstanding, with $67.5 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $40.0 million from March 1, 2010 until the termination date of March 1, 2012. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The Extended Term Loans mature on June 2013, and the remaining outstanding Term Loan debt of $118.8 million matures in September 2011.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of June 30, 2009 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Senior secured credit facilities	$442,624	$2,264	$33,157	$91,323	$3,316	$312,564	$—
6% Seller Note	6,845	6,845	—	—	—	—	—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	153,011	19,426	38,390	36,465	35,300	22,844	586
Capitalized leases (including interest)	101	101	—	—	—	—	—
Operating leases	2,294	327	611	543	325	240	248

Total cash contractual obligations	$754,875	$28,963	$72,158	$128,331	$38,941	$335,648	$150,834

Cash Flows

Cash provided by operations increased to $38.6 million for the six months ended June 30, 2009 as compared to $26.0 million for the same period in 2008. This is mainly the result of the increase in the Company’s Net Income as discussed above.

Cash used in investing activities decreased to $13.7 million for the six months ended June 30, 2009 from $17.7 million for the same period in 2008. This decrease is the result of capital expenditures decreasing to a level consistent with a maintenance mode of operating, with higher percentages of spending on customer premise equipment and additional infrastructure costs associated with subscriber levels as opposed to major rebuild and product launch projects.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to	Interest rate increase
	100 BPS	50 BPS	interest rate	50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$14,504	$16,979	$19,454	$21,930	$24,405
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$28,567	$31,042	$33,517	$35,993	$38,468

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

At December 31, 2008, we had in effect four interest rate swaps with three separate commercial banks, with a total notional amount of $225.0 million with a term of two years beginning March 2007 at a fixed rate of 5.08%. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued as an adjustment to interest expense. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of the interest rate swap agreements, which represents the cash we would receive or pay to settle the agreements, was a liability of approximately $1.8 million at December 31, 2008. These agreements ended in March 2009.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2009 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 5, 2009.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer