Form 10-Q
period 2009-09-30
Atlantic Broadband Finance, LLC
filed 2009-11-12
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	December 31, 2008	September 30, 2009
Assets
Current assets
Cash and cash equivalents	$7,007	$22,209
Accounts receivable—net of allowance for doubtful accounts of $479 and $433, respectively	9,055	7,848
Prepaid expenses and other current assets	1,774	2,275

Total current assets	17,836	32,332
Plant, property and equipment, net	204,065	195,865
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	283	23
Debt issuance costs, net	7,206	6,771

Total assets	$789,695	$795,296

Liabilities and Member’s Equity
Current liabilities
Current portion of debt	$4,528	$11,373
Current portion of capital lease obligations	199	56
Accrued interest	6,874	3,207
Accounts payable	13,293	11,604
Accrued expenses	10,733	11,639
Unearned service revenue	4,390	4,471

Total current liabilities	40,017	42,350
Long-term debt	610,122	586,964
Fair value of derivative instruments	1,821	—
Other long-term liabilities	2,206	2,192

Total liabilities	654,166	631,506

Member’s equity	164,478	164,258
Accumulated deficit	(28,949)	(468)

Total member’s equity	135,529	163,790

Total liabilities and member’s equity	$789,695	$795,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Cable service revenue	$71,066	$75,573	$207,739	$224,623

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	33,088	33,306	96,246	101,100
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	10,272	10,191	30,724	30,740
Depreciation and amortization	10,805	10,312	32,451	31,476

Income from operations	16,901	21,764	48,318	61,307
Interest expense	11,717	10,858	36,278	30,028
Loss on extinguishment of debt	—	—	—	4,619
Net gain on derivative instruments	(1,454)	—	(997)	(1,821)

Net income	$6,638	$10,906	$13,037	$28,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities
Net income	$13,037	$28,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,451	31,476
Amortization of debt issuance costs	1,716	1,781
Loss on extinguishment of debt	—	4,619
Net gain on derivative instrument	(997)	(1,821)
Changes in operating assets and liabilities
Accounts receivable	14	1,207
Prepaid expenses and other current assets	(384)	(501)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(6,809)	(5,981)
Unearned service revenue	(95)	81

Net cash provided by operating activities	38,933	59,342

Cash flows from investing activities
Purchases of property, plant and equipment	(29,222)	(21,499)

Net cash used in investing activities	(29,222)	(21,499)

Cash flows from financing activities
Proceeds from issuance of debt	8,000	—
Repayments of debt principal	(7,396)	(16,313)
Payments of capital lease obligations	(307)	(143)
Dividend to members	(10,130)	(220)
Payment of deferred issuance costs	—	(5,965)

Net cash used in financing activities	(9,833)	(22,641)

Net change in cash and equivalents	(122)	15,202
Cash and cash equivalents, beginning of period	3,390	7,007

Cash and cash equivalents, end of period	$3,268	$22,209

Supplemental disclosure of cash flow information
Interest paid	$38,058	$31,914
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,475	1,517

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

On September 30, 2009, the Company had approximately 279,000 cable, 132,000 residential high-speed Internet and 60,000 telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. The Company performed its subsequent events review through November 12, 2009, the date of filing.

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

Segments

The Financial Accounting Standards Board (“FASB”) established standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company manages the Systems’ operations on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments using the FASB standard. In light of the Systems’ similar services, means for delivery, similarity in type of customers, the use of a unified network, similar economic characteristics and other considerations across its geographic divisional operating structure, management has determined that the Systems have one reportable segment, broadband services.

Capitalization of Labor and Overhead Costs

The cable industry is capital intensive, and a large portion of our resources are spent on capital activities associated with extending, building and upgrading the cable network. Costs associated with network construction, initial customer installations, installation refurbishments and the addition of network equipment necessary to enable advanced services are capitalized. Costs capitalized as part of initial customer installations include materials, direct labor costs associated with capital projects and certain indirect costs. We capitalize direct labor costs associated with personnel based upon the specific time devoted to construction and customer installation activities. Indirect costs are associated with the activities of personnel who assist in connecting and activating the new service and consist of compensation and overhead costs associated with these support functions. The costs of disconnecting service at a customer’s dwelling or reconnecting service to a previously installed dwelling are charged to operating expense in the period incurred. Costs for repairs and maintenance are charged to operating expense as incurred, while equipment replacement and betterments, including replacement of cable drops from the pole to dwelling, are capitalized. We amortize the capitalized labor and overhead costs over the life of the related equipment which ranges from 4-15 years. The vast majority of these capitalized costs relate to customer installation activity and related equipment additions. Accordingly, such assets are amortized over the same five year period as the fixed assets acquired as part of the installation.

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

Amortization expense on intangible assets with a definite life for the next five years as of September 30, 2009 is as follows:

Amortization Expense
2009	$23
Thereafter	—

Recently Issued Accounting Standards

In September 2006, the FASB issued authoritative guidance which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. This guidance does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. This guidance is effective for fiscal years beginning after November 15, 2007. However, on February 6, 2008, the FASB issued authoritative guidance which defers the effective date of the new accounting standard for one year for nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually. For 2008, we did adopt the guidance except as it applies to those nonfinancial assets and nonfinancial liabilities. The partial adoption of the guidance did not have a material impact on our financial position, results of operations or cash flows. The adoption of remaining portions of the guidance in 2009 did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance which clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance is effective as of January 1, 2009 for the Company. The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued authoritative guidance which requires that the acquiring entity in a business combination to recognize the full fair value of assets acquired and liabilities assumed in the transaction; requires certain contingent assets and liabilities acquired to be recognized at their fair values on the acquisition date; requires contingent consideration to be recognized at its fair value on the acquisition date and changes in the fair value to be recognized in earnings until settled; requires the expensing of most transaction and restructuring costs; and generally requires the reversal of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to also be recognized in earnings. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company will apply this guidance prospectively to any business combination with an acquisition date, as defined therein, that is subsequent to the effective date of the accounting.

In March 2008, the FASB issued authoritative guidance which requires specific disclosures regarding the location and amounts of derivative instruments in the Company’s financial statements; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect the Company’s financial position, financial performance, and cash flows. This guidance is effective for the Company on January 1, 2009. We have provided the required disclosures regarding derivative instruments in 2009 in Note 8.

In April 2008, the FASB issued authoritative guidance which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under previous accounting statements. This guidance is effective for the Company on January 1, 2009. The adoption of this accounting standard did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued authoritative guidance position which requires companies to disclose the fair value of financial instruments within interim financial statements, adding to the current requirement to provide such disclosures annually. This guidance is effective for the Company in the second quarter of 2009 and we have included disclosures as required.

In May 2009, the FASB issued authoritative guidance which requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. The Company adopted this guidance during the second quarter of 2009 and there was no impact on the Company’s consolidated financial position, results of operations or of cash flows for the three months ended June 30, 2009. The Company has evaluated all potential subsequent events through November 12, 2009, the filing date for this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental agencies. The guidance, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We adopted the Codification for the three months ended September 30, 2009, which did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance which clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance is effective for the first reporting period beginning after issuance. We expect to adopt the guidance during the three months ended December 31, 2009 and do not expect it to have a material impact on our financial position, results of operations or cash flows.

In October 2009, the FASB issued authoritative guidance related to Multiple-Deliverable Revenue Arrangements. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. We do not expect the adoption of this guidance to have a material impact on our financial position, results of operations or cash flows.

4. Fair Value Measurements

On January 1, 2008, we adopted a newly issued authoritative guidance for fair value measurements of all financial assets and liabilities. Our adoption of this guidance did not impact our financial position, results of operations or liquidity. In accordance with the guidance, we elected to defer until January 1, 2009 the application of the authoritative guidance to fair value nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance for nonfinancial assets and liabilities did not have a material impact on our financial position, results of operations or liquidity.

The accounting standard for fair value measurement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. Fair value is defined as the price that would be received for an asset or the exit price that would be paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The guidance also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available. The following summarizes the three levels of inputs required by the standard that we use to measure fair value, as well as the assets and liabilities that we value using those levels of inputs.

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

The following table sets forth the financial assets and liabilities as of September 30, 2009 that we measured at fair value on a recurring basis by level within the fair value hierarchy. As required by the authoritative guidance, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement (dollars in thousands):

	Level 1	Level 2	Level 3	Balance as of December 31, 2008	Balance as of September 30, 2009
Liabilities
Interest Rate Swaps	—	—	—	1,821	—

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of September 30, 2009 that we measured at fair value on a recurring basis.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31, 2008	September 30, 2009
Distribution facilities	$210,237	$222,335
Subscriber equipment	60,475	62,757
Headend equipment	39,918	42,197
Buildings and leasehold improvements	10,012	10,168
Office equipment and other	16,406	17,753
Vehicles and equipment	9,485	10,537
Land	1,992	1,992
Construction in progress	3	715
Material inventory	3,316	3,128

Total plant, property and equipment	351,844	371,582
Less: accumulated depreciation	147,779	175,717

Plant, property and equipment, net	$204,065	$195,865

Depreciation expense for the three and nine months ended September 30, 2008 was $10,596 and $31,823, respectively and for the three and nine months ended September 30, 2009 was $10,246 and $31,216, respectively.

6. Finite-Lived Intangible Assets

Intangible assets consist of the following:

	December 31, 2008	September 30, 2009
Subscriber relationships	$45,411	$45,411
Other intangible assets	2,200	2,200

Total intangible assets	47,611	47,611
Less: Accumulated amortization	47,328	47,588

Intangible assets, net	$283	$23

Amortization expense for the three and nine months ended September 30, 2008 was $209 and $628, respectively and for the three and nine months ended September 30, 2009 was $66 and $260, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31, 2008	September 30, 2009
Franchise, copyright and revenue sharing fees	$2,693	$2,557
Payroll and related taxes	3,030	3,180
Other accrued expenses	5,010	5,902

Total accrued liabilities	$10,733	$11,639

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

At December 31, 2008, there was $444.9 million outstanding under the Term Loans and $12.9 million under the Revolver. At September 30, 2009, there was $441.5 million outstanding under the Term Loans with no borrowing outstanding under the Revolver. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%, or 4.75% with a “LIBOR” floor of 2.0% on Extended Term Loans and Extended Revolving Credit Commitments. Excluding the interest rate swaps, the weighted average interest rate for 2008 and 2009 on the Term Loan, Extended Term Loans and Revolver was 5.87% and 4.53%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of September 30, 2009, there was approximately $67.5 million of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. As noted above, $27.5 million of the commitment expires on March 1, 2010, while the remaining $40.0 million expires on March 1, 2012. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

As of September 30, 2009, the Company was in compliance with its covenants under the Senior Credit Facility.

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

2009	$1,132
2010	33,157
2011	91,323
2012	3,316
2013	312,564

$441,492

Senior Subordinated Notes

On February 10, 2004, the Company issued $150.0 million of 9.375% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are general unsecured senior subordinated obligations subordinated to the Senior Credit Facility. The proceeds of the offering were used to finance the acquisition of the Systems.

Interest Rate Swap Agreements

The Company entered into three interest rate swap agreements on March 17, 2004 for a total notional value of $230.0 million with a term of three years at a fixed rate of 1.25% for the first year, 2.25% for the second year and rates ranging from 3.53% to 3.58% for the third year. These agreements ended on March 16, 2007. In September 2006, the Company entered into four additional swap agreements with a forward start date of March 19, 2007 for a total notional value of $225.0 million with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.5 million and $1.0 million in other income for the three and nine months ended September 30, 2008, respectively, and $1.8 million in other income for the nine months ended September 30, 2009.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note has an interest rate of 6%, payable semi-annually, and is payable on October 30, 2009.

As of September 30, 2009, the fair value of the Company’s total debt outstanding of $598.4 million approximates the cost.

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

10. Management Service Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. No Management Fee was recorded during the three months ended September 30, 2009.

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

Expenses consist primarily of operating costs, selling, general and administrative expenses, depreciation and amortization expenses and interest expense. Operating costs primarily include programming costs, the cost of the Systems’ workforce, cable service related expenses, franchise fees and expenses related to customer billings.

Historical Performance

Operating Data

	September 30, 2008	December 31, 2008	September 30, 2009
Equivalent Basic Units (“EBU’s”)	225,519	223,583	216,002
Digital subscribers	87,799	88,880	86,279
High Speed Data (“HSD”) residential subscribers	123,312	126,143	132,234
Telephone residential subscribers	46,022	50,692	59,983
Homes passed	503,021	503,842	504,836
Internet-ready homes passed	494,672	496,241	497,235
Telephone-ready homes passed	452,153	475,756	488,426
Basic subscribers	286,935	285,540	279,379

Basic penetration of homes passed	57.0%	56.7%	55.3%
Digital penetration of basic subscribers	30.6%	31.1%	30.9%
HSD penetration of internet-ready homes passed	24.9%	25.4%	26.6%
Telephone penetration of telephone-ready homes passed	10.2%	10.7%	12.3%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2009		2008		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$40,482	57.0%	$41,076	54.4%	$119,889	57.7%	$123,414	54.9%
High Speed Data	11,928	16.8	13,315	17.6	34,445	16.6	39,315	17.5
Telephone	4,686	6.6	6,079	8.0	12,740	6.1	17,507	7.8
Advertising Sales	1,788	2.5	1,710	2.3	5,111	2.5	5,024	2.2
Commercial	6,292	8.8	7,465	9.9	18,208	8.8	21,703	9.7
Other	5,890	8.3	5,928	7.8	17,346	8.3	17,660	7.9

Total revenue	$71,066	100.0%	$75,573	100.0%	$207,739	100.0%	$224,623	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	33,088	46.6%	33,306	44.1%	96,246	46.3%	101,100	45.0%
Selling, general and administrative	10,272	14.5%	10,191	13.5%	30,724	14.8%	30,740	13.7%
Depreciation and amortization	10,805	15.2%	10,312	13.6%	32,451	15.6%	31,476	14.0%

Income from operations	16,901		21,764		48,318		61,307

Other Income (expenses):

Gain from derivative instruments	1,454		—		997		1,821
Loss on extinguishment of debt	—		—		—		(4,619)
Interest expense	(11,717)		(10,858)		(36,278)		(30,028)

Net income	$6,638		$10,906		$13,037		$28,481

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008.

Revenue for the three months ended September 30, 2009 was $75.6 million as compared to $71.1 million for the three months ended September 30, 2008, an increase of $4.5 million or 6.3%. This increase was mainly the result of (i) a $0.6 million increase in video revenue resulting from increased digital subscriber levels, along with increased usage of Digital Video Recorders and high definition converters; (ii) an increase in high-speed data revenue of $1.4 million or 11.6% from continued marketing focus for this service offering driving HSD subscriber growth; (iii) a $1.4 million increase in telephone revenue generated by increases in subscriber levels and (iv) a $1.2 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect revenues to continue to increase as we see subscriber growth in our high-speed data and telephone service offerings, while video subscriber levels stabilize.

Operating expenses for the three months ended September 30, 2009 were $33.3 million as compared to $33.1 million for the same period in 2008. The $0.2 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephony direct costs driven by higher subscriber levels and usage totaling $1.4 million, offset in part by a $0.6 million reduction in health insurance costs driven by slightly lower headcount and employee claim levels, as well as general reductions in other operating costs due to management’s efforts to reduce discretionary spending. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended September 30, 2009 were $10.2 million as compared to $10.3 million for the three months ended September 30, 2008, a decrease of $0.1 million. This decrease resulted mainly from a decrease in marketing spending due to overall slow gross subscriber connect activity. We expect to see relatively moderate growth in selling, general and administrative expenses as we increase marketing spending to drive subscriber growth trends.

Depreciation of property and equipment and amortization expense was $10.3 million for the three months ended September 30, 2009, compared with $10.8 million for the same period in 2008, a decrease of $0.5 million. This decrease is the result of lower levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the three months ended September 30, 2009 was $21.8 million as compared to $16.9 million for the same period in 2008 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.5 million in other income for the three months ended September 30, 2008. As no swaps were in place during the three months ended September 30, 2009, there was no charge for this corresponding period.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2009 was $10.9 million as compared to $11.7 million for the three months ended September 30, 2008. This decrease was primarily attributable to lower market interest rates.

As a result of the factors described above, the net income was $10.9 million for the three months ended September 30, 2009 as compared to $6.6 million for the three months ended September 30, 2008.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Revenue for the nine months ended September 30, 2009 was $224.6 million as compared to $207.7 million for the nine months ended September 30, 2008, an increase of $16.9 million or 8.1%. This increase was mainly the result of a (i) $3.5 million increase in video revenue from increased digital subscriber levels, along with increased usage of Digital Video Recorders and high definition converters; (ii) a $4.9 million or 14.1% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (iii) a $4.8 million increase in telephone revenue generated by this service offering through subscriber growth and (iv) a $3.5 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts.

Operating expenses for the nine months ended September 30, 2009 were $101.1 million as compared to $96.2 million for the same period in 2008. The $4.9 million or 5.1% increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels direct costs associated with our continued expansion of high speed data and cable telephony services totaling $5.7 million, offset in part by a $0.9 million decrease in health insurance costs driven by slightly lower headcount and employee claim levels.

Selling, general and administrative expenses for the nine months ended September 30, 2009 were $30.7 million for both the nine months ended September 30, 2009 and 2008. Underlying this flat trend is a moderate decrease in marketing spending of $0.4 million, offset by a $0.3 million increase in bad debt expense which trends with revenue growth, along with decreases in other general expense items due to conscious efforts to control costs.

Depreciation of property and equipment and amortization expense was $31.5 million for the nine months ended September 30, 2009, compared with $32.5 million for the same period in 2008, a decrease of $1.0 million. This decrease is the result of lower levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the nine months ended September 30, 2009 was $61.3 million as compared to $48.3 million for the same period in 2008 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.8 million in other income for the nine months ended September 30, 2009 as compared to $1.0 million for the nine months ended September 30, 2008 due to fluctuations in market interest rates, as well as the lapsing of the underlying swap contracts in March 2009.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2009 was $30.0 million as compared to $36.3 million for the nine months ended September 30, 2008. This $6.3 million decrease was primarily attributable lower market interest rates.

The Company recognized a loss of $4.6 million related to costs incurred in conjunction with the June 8, 2009 amendment to the Senior Credit Agreement as defined in Note 8.

As a result of the factors described above, the net income was $28.5 million for the nine months ended September 30, 2009 as compared to a net income of $13.0 million for the nine months ended September 30, 2008.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9.375% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of September 30, 2009, the Company has total debt outstanding of $598.4 million (including capital lease obligations).

We have a $509.0 million Senior Credit Facility, consisting of a $67.5 million Revolver and a $441.5 million Term Loan. At September 30, 2009, none of the Revolver was outstanding, with $67.5 million of unused senior credit commitments under the revolving credit facility. The Revolver shall be paid such that the amount outstanding shall not exceed $40.0 million from March 1, 2010 until the termination date of March 1, 2012. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

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

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Subject to restrictions on our Senior Credit Facility and the indenture governing our Senior Subordinated Notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreement, will be available on terms acceptable to us or at all.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of September 30, 2009 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2009	2010	2011	2012	2013	Thereafter
Senior secured credit facilities	$441,492	$1,132	$33,157	$91,323	$3,316	$312,564	$—
6% Seller Note	6,845	6,845	—	—	—	—	—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	—	150,000
Cash interest	143,902	9,856	38,730	36,586	35,300	22,844	586
Capitalized leases (including interest)	56	56	—	—	—	—	—
Operating leases	2,131	164	611	543	325	240	248

Total cash contractual obligations	$744,426	$18,053	$72,498	$128,452	$38,941	$335,648	$150,834

Cash Flows

Cash provided by operations increased to $59.3 million for the nine months ended September 30, 2009 as compared to $38.9 million for the same period in 2008. This is mainly the result of the increase in the Company’s Net Income as discussed above.

Cash used in investing activities decreased to $21.5 million for the nine months ended September 30, 2009 from $29.2 million for the same period in 2008. This decrease is the result of capital expenditures decreasing to a level consistent with a maintenance mode of operating, with higher percentages of spending on customer premise equipment and additional infrastructure costs associated with subscriber levels as opposed to major rebuild and product launch projects.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$17,207	$19,645	$22,082	$24,519	$26,957
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$31,270	$33,708	$36,145	$38,582	$41,020

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under the authoritative guidance associated with accounting for derivative instruments and hedging activities, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes.

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

ITEM 4T. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2009 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

	10.29	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and David J. Keefe.

	10.30	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Edward T. Holleran.

	10.31	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Patrick Bratton.

	10.32	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Almis Kuolas.

	10.33	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Chris Daly.

	10.34	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Richard Shea.

	31.1	Certification of David J. Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Patrick Bratton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2009.

Atlantic Broadband Finance, LLC

/S/ DAVID J. KEEFE
David J. Keefe
Chief Executive Officer and Director

/S/ PATRICK BRATTON
Patrick Bratton
Chief Financial Officer