Form 10-K
period 2009-12-31
Atlantic Broadband Finance, LLC
filed 2010-03-24
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such other shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 24, 2010, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Act of 1933, as amended (the “Securities Act”). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. Atlantic Broadband Finance, LLC (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or in other matters concerning the Company. You should consider the forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the cable industry, continued demand from the primary markets the Company serves, the availability of programming services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt, including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A — Risk Factors” for further discussion.

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

We are the nation’s 15th largest cable television system operator. As of December 31, 2009, the Systems passed a total of approximately 506,000 homes and served approximately 213,000 Equivalent Basic Units (“EBUs”). The Systems are comprised of four operating clusters: the Western Pennsylvania Cluster totaling approximately 126,000 EBUs in the localities of Johnstown, Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland; the Miami Beach Cluster totaling approximately 48,000 EBUs in Miami Beach, Florida; the Maryland/Delaware Cluster totaling approximately 19,000 EBUs in various communities on the Delmarva peninsula; and the Aiken Cluster in South Carolina totaling approximately 20,000 EBUs.

The Systems are comprised of approximately 7,700 miles of network plant passing approximately 506,000 homes, resulting in an average density of approximately 65 homes per mile. As of December 31, 2009, approximately 99% of the Systems’ homes passed have been upgraded to 550 MHz or higher bandwidth capacity and approximately 72% of homes passed have been upgraded to 750 MHz or higher bandwidth capacity. In addition, approximately 98% of the homes passed in the Systems currently are Internet-ready and two-way communications capable and approximately 97% of the homes passed are telephone capable.

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

The Systems

As of December 31, 2009, the Systems passed approximately 506,000 homes and served approximately 213,000 EBUs in Pennsylvania, Florida, Maryland, West Virginia, Delaware, New York and South Carolina. The table below provides the overview of selected operating and technical data for the Systems as of December 31, 2009:

	Western Pennsylvania	Miami Beach	Maryland/ Delaware	Aiken	Total
Homes Passed	240,148	154,678	59,515	52,024	506,365
Total Plant Miles	4,644	428	1,448	1,225	7,745
# of Head Ends	18	1	1	1	21
Home Density (per mile)	52	362	41	42	65

Current Technical:
% of Homes Passed Upgraded (550 MHz or better)	97.6%	100.0%	100.0%	100.0%	98.9%
% of Homes Passed Upgraded (750 MHz or better)	67.8%	100.0%	16.1%	75.5%	72.4%

% of Homes Passed Two-Way Capable	96.8%	100.0%	100.0%	100.0%	98.5%
% of Homes Passed Telephone Capable	94.4%	100.0%	100.0%	94.1%	96.8%
Internet-ready Homes Passed	232,547	154,678	59,515	52,024	498,764
Telephone-ready Homes Passed	226,799	154,678	59,515	48,962	489,954

Penetration:
EBUs(1)	125,764	47,796	19,643	20,023	213,226

Basic Subscribers(2)	138,113	92,000	22,476	24,335	276,924
Basic Penetration as % of Homes Passed	57.5%	59.5%	37.8%	46.8%	54.7%
Digital Subscribers	41,071	27,239	10,936	7,499	86,745
% Digital to Basic Subscribers	29.7%	29.6%	48.7%	30.8%	31.3%
High-speed Data Residential Subscribers	66,261	42,425	15,286	10,545	134,517
% Data to Internet-ready Homes Passed	28.5%	27.4%	25.7%	20.3%	27.0%
Telephone Residential Subscribers	39,189	10,604	7,141	5,356	62,290
% Telephone to Telephone-ready Homes Passed	17.3%	6.9%	12.0%	10.9%	12.7%

(1)	EBU is a reference to “equivalent basic units”, which is a term used in the cable industry to reflect an adjusted number of total basic subscribers. The total number of EBUs includes (i) non-bulk residential subscribers, each of which represents one EBU and (ii) total basic commercial service subscribers and bulk subscribers in multi-family dwelling units, which are calculated on an equivalent basic unit basis by dividing the commercial service price of bulk price charged to each subscriber by the most prevalent price charged to non-bulk residential subscribers in that market for the comparable tier of service.
(2)	The number of basic subscribers includes the reported number of non-bulk basic subscribers for the Systems, the reported number of gross bulk subscribers in the Miami Beach Cluster and an estimated number of gross bulk subscribers in the Western Pennsylvania, Maryland/Delaware and Aiken Clusters.

Western Pennsylvania Cluster

Overview. The Western Pennsylvania Cluster is comprised of several separate cable and data networks that are linked together via fiber optic interconnects and other data circuits in the localities of Johnstown/Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland. As of December 31, 2009, these systems passed approximately 240,000 homes and served approximately 126,000 EBUs. These systems comprise a total of approximately 4,600 miles of network plant served by 18 headends for video service and through several distinct and redundant circuits for internet and phone traffic. The Western Pennsylvania Cluster represents approximately 47.4% of the total homes passed and 59.0% of the total EBUs in the Systems as of December 31, 2009.

Through December 2009, we have completed significant capital upgrades on these systems, which primarily involved (i) activating the Uniontown system for two-way communications capability, (ii) offering internet and telephony services in virtually all systems and (iii) completing upgrades and enhancements to the region’s customer care center. After the upgrade, approximately 98% of homes passed in Western Pennsylvania are now upgraded to 550 MHz or higher bandwidth capacity, approximately 68% of homes passed are now upgraded to 750 MHz or higher bandwidth capacity, approximately 97% of homes passed are now Internet-ready and two-way communications capable and approximately 94% of homes passed are telephone capable.

Johnstown/Altoona, PA. As of December 31, 2009, we passed approximately 107,000 homes and served approximately 59,000 EBUs in the Johnstown/Altoona, PA cable system. The two largest cities served by the cable system, Johnstown and Altoona, have populations of approximately 221,000 (Johnstown MSA) and 125,000 (Blair County), respectively. The mean household income for the area is approximately $50,000 per year. Key local employers in the area include the University of Pittsburgh Medical Center, Wal-Mart, Connemaugh Healthcare Systems, Sheetz Corporation and the various Commonwealth of Pennsylvania agencies.

The Johnstown/Altoona cable system has been substantially upgraded with approximately 93% of homes passed by a 750 MHz cable network from eight headends. Approximately 98% of homes passed are also Internet-ready and two-way communications capable, and approximately 95% of homes passed are telephone capable. Prior to July 2003, the Johnstown and Altoona cable system was operated separately, but the two systems were interconnected by fiber and now operate as a single system with a single channel line-up.

Uniontown, PA. As of December 31, 2009, we passed approximately 61,000 homes and served approximately 29,000 EBUs in the Uniontown, PA cable system. The largest city served by the Uniontown cable system is Uniontown with a population of 12,000. The mean household income for the area is approximately $33,000 per year. Key local employers in the area include Uniontown Hospital, Teletech Holdings, Uniontown Newspapers and O.C. Cluss Lumber.

Approximately 98% of homes passed in the Uniontown cable system have been upgraded to a 550 MHz or better cable network from two headends, and with the completion of our upgrade approximately 98% of homes passed are now Internet-ready and two-way communications capable and 98% of homes passed are telephone capable.

Bradford, PA. As of December 31, 2009, we passed approximately 39,000 homes and served approximately 18,000 EBUs in the Bradford, PA cable system. The two largest cities served by this system are Warren and Bradford, with populations of 9,000 and 8,000, respectively. The mean household income for the area is approximately $43,000 per year. Key local employers in the area include Bradford Hospital, Zippo, W.R.K Case Cutlery, United Refining, Blair Group, Northwest Bancorp and Whirley Industries.

All of the homes passed in the Bradford cable system have been upgraded to a 550 MHz or better cable network from four headends, and with the completion of our upgrade all homes passed are now Internet ready and 95% are telephone ready.

Cumberland, MD. As of December 31, 2009, we passed approximately 33,000 homes and served approximately 20,000 EBUs in the Cumberland, MD cable system. The largest market served by the Cumberland system are the City of Cumberland and Allegany County within which the city is located with a population of approximately 99,000 (Cumberland MSA). The mean household income for the area is approximately $48,000. Key local employers in the area include Memorial Hospital, Sacred Heart Hospital, CSX Transportation, LM Service Co. and Hunter Douglas Fabrications.

Approximately 93% of homes passed in the Cumberland cable system have been upgraded to a 550 MHz or better cable network from four headends, approximately 86% of homes passed are Internet-ready and two-way communications and telephone capable.

Miami Beach Cluster

The Miami Beach Cluster passes approximately 155,000 homes, and as of December 31, 2009, the cluster served approximately 48,000 EBUs from a single headend. Unlike our other clusters, many of our subscribers in the Miami Beach Cluster are served under multi-year “bulk” video agreements, whereby all of the residents in a Multi-Dwelling Unit (“MDU”) receive discounted basic or expanded basic cable service and typically pay subscription fees as part of monthly condominium or maintenance fees paid to the MDU. This discounting results in a disparity between the number of EBUs and the actual number of customers served. In fact, the Miami Beach Cluster actually serves approximately 92,000 basic video subscribers, for a basic penetration rate of approximately 60%. We believe it is advantageous to have a larger base of actual subscribers comprising our EBU count in Miami Beach due to the opportunity to up-sell additional high-speed data and other video services which are generally not sold on a discounted basis. We also believe other “bulk” account benefits include 100% penetration, no churn and incrementally lower connection and marketing cost per added EBU during the term of the MDU’s contract. These benefits serve as strong competitive advantages over DBS providers. We project that the Miami Beach Cluster will continue to be a high-performing system due to the combination of upgraded network plant, attractive demographics and historically strong home growth in the market area.

Miami Beach, the largest city served by the Miami Beach Cluster, has a total non-seasonal population of approximately 85,000. The mean household income in Miami Beach is approximately $70,000 per year. Historically, Miami Beach was principally a retirement community. However, during the period from 1980 to 2009, the median age of the local Miami Beach population declined from 65 to 43 years, and the community now includes a significant number of affluent young urban professionals. The Miami Beach market is also home to a large number of seasonal and part time residents who maintain homes there.

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

The second largest city served by the Miami Beach system is Aventura, Florida, which has a population of approximately 31,000. The mean household income in Aventura is approximately $88,000 per year. Key local employers in Aventura include Aventura Hospital and Medical Center, Turnberry Associates Corporate Headquarters, William’s Island Ocean Club and The Pritikin Longevity Center.

Miami Beach is a single headend system with approximately 428 plant miles for an average density of 362 homes per mile. The rebuild of the network was completed several years ago, and approximately 56% of the plant miles are served by a 750 MHz network, while the remaining 44% of plant miles are served by a 860 MHz network. 100% of the homes passed in the system are Internet and telephone capable.

Maryland/Delaware Cluster

As of December 31, 2009, the Maryland/Delaware Cluster passed approximately 59,000 homes and served approximately 19,000 EBUs. The largest jurisdictions in the Maryland/Delaware Cluster are unincorporated Queen Anne’s County, Maryland, unincorporated New Castle County, Delaware and Middletown, Delaware. The mean household income in the Maryland/Delaware Cluster is approximately $68,000 per year. Key local employers include: Washington College, Chester River Health System, Shore Health System, Wal-Mart Distribution Center, Allen Family Foods, S.E.W. Friel and Paul Reed Smith Guitars.

Prior to 2005, the Maryland/Delaware Cluster utilized three headends with approximately 1,400 miles of plant for an average density of 42 homes per mile. In 2005, we consolidated these headends into one to provide increased operating efficiency. Prior to our acquisition, the cluster had not been significantly upgraded with only approximately 24% of homes passed by a 550 MHz or better cable network, and none of the homes passed in the system were Internet-ready and two-way communications capable. By the end of 2005 we had completed our upgrade of these systems, with 100% of homes passed now upgraded to 550 MHz or higher bandwidth capacity and 100% of homes passed Internet-ready and two-way communications capable. Since 2006, we have further upgraded the cluster to offer cable telephony service to 100% of homes passed.

Aiken Cluster

As of December 31, 2009, the Aiken Cluster passed approximately 52,000 homes and served approximately 20,000 EBUs. The largest city served by the Aiken Cluster is the City of Aiken, SC, with a population of approximately 28,000 and mean household income of approximately $70,000. Key local employers in the area include Savannah River Nuclear Solutions, Washington Savannah River Co., Shaw AREVA MOX Services, LLC, Aiken Regional Medical Center and Kimberly-Clark Corp.

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

Video Products and Services

We offer our customers a full array of cable television video services and programming offerings ranging from traditional analog cable offerings to full digital services and advanced services like Video-on-demand, High definition services and Digital Video Recorder services. We tailor both our basic channel line-up and our additional channel and service offerings to each of our clusters in response to demographics, programming preferences, competition and local regulation. We market analog and digital cable services to our customer base across the Systems. Premium channels, which are offered individually or in packages of several channels, are also available as add-ons to our basic and expanded basic video service. We sell our video programming services on a subscription basis, with prices and related charges that vary primarily based on the type of services selected (whether the services are sold as a “bundle” with our high-speed data service or on a stand alone basis) and the equipment necessary to receive the services.

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

•

Video on Demand (VOD). This service allows customers with digital services to choose from a library of hundreds of movies and other programming and to view them at anytime that is convenient for them. Video on Demand is currently available in portions of the Western Pennsylvania Clusters and all of the Miami Beach, Delmar and Aiken Clusters.

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

•

High-Definition Television (HDTV). High-definition television is available as of December 31, 2009 to over 96% of our homes passed. High-definition television provides our customers who lease high definition converters or who have digital television sets with built-in high definition tuners with video services at a higher resolution than that of standard television.

•

Digital Video Recorders (“DVRs”). We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming in the hard drive component of the digital converter and view recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The customers also can choose DVRs which are HDTV-capable. We began deploying DVRs in certain of our systems in the fourth quarter of 2004, and have expanded this offering to approximately 97% of our homes passed.

High-Speed Data Service

As of December 31, 2009, the Systems had launched high-speed data service passing approximately 499,000 homes and had approximately 135,000 residential customers for a penetration of Internet-ready and two-way communications capable homes passed of approximately 27%. As of December 31, 2009, approximately 98% of the homes passed in the Systems have access to our high-speed data service.

High-speed data service is one of the fastest growing products in the cable television industry, with total U.S. subscribers having grown at an annual rate of 24.6% between 2003 and 2009. Industry analysts forecast U.S. high-speed data subscriber growth to continue at an annual rate of 6.5% between 2010 and 2013. We believe significant incremental revenue will continue to be generated by expanding the high-speed data penetration of the Systems. This growth potential exists due to the natural demand for the high-speed data product generally, as well as the relative under-penetration in the Systems versus the industry average. We believe the relative under-penetration of high-speed data services in the Systems relates to an historical lack of focus on both maximizing the number of high-speed data capable homes and the high-speed data penetration of those homes. With respect to the latter, there have not been marketing initiatives focused specifically on high-speed data service as a distinct offering from the overall suite of available services. Lastly, as access to high-speed data access becomes increasingly important for conducting business in commercial establishments, we have begun only recently to market high-speed data services to many of the commercial businesses passed by the Systems.

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

As of December 31, 2009, approximately 490,000 of homes passed had telephone capability and we had approximately 62,000 residential subscribers for a penetration of approximately 12.7%.

Service Bundles

In addition to selling our services separately, we are focused on marketing differentiated packages of multiple services and features, or “bundles”, for a single price. Increasingly, our customers subscribe to two or three of our primary services. Customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. The discounts are generally for a finite time period, after which the services revert to full non-discounted pricing. We believe that our bundled offerings increase customer satisfaction and retention, and encourage subscription to additional features. As of December 31, 2009, approximately 46% of our customers subscribed to such bundled offerings.

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

Advertising

The Systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TBS. Advertising sales accounted for 2.8% and 2.6% of the Systems’ combined revenue for the years ended December 31, 2008 and 2009, respectively.

Technical Overview

As of December 31, 2009, the Systems were comprised of approximately 7,700 miles of network plant serving approximately 213,000 EBUs and passing approximately 506,000 homes resulting in a density of approximately 65 homes per mile. As of that date, the Systems were made up of an aggregate of 21 headends. As of December 31, 2009, approximately 99% of our homes were passed by networks with 550 MHz or higher bandwidth capacity, approximately 98% of homes passed were Internet-ready and two-way communications capable and approximately 97% of homes passed were telephone-ready.

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

We also obtain most broadcast programming through retransmission consent agreements. Our current agreements generally run through December 2011, and many require payment of a flat per subscriber fee for retransmission of the broadcaster’s analog signal. In some cases these agreements involve the exchange of other types of consideration such as limited grants of advertising time or, when applicable, limited VOD launch fees. The value ascribed to any exchange of non-monetary services in the limited number of cases in which such an exchange may exist are not material to our financial statements, with only cash compensation recorded as revenue and expense in these instances. We carry a number of broadcast channels through short term agreements that we may renegotiate into longer term agreements in 2010. We expect to be subject to continuing cash demands by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations or the effect on our business operations should we fail to obtain the required consents. These negotiations may result in an increase in programming expense or the loss of some broadcast programming.

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

Prior to the scheduled expiration of most franchises, we will initiate renewal proceedings with the granting authorities. When the cable operator requests renewal in accordance with the Cable Communications policy Act of 1984 the (“Communications Act”), the Act provides for an orderly process in which granting authorities may not unreasonably withhold a renewal. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Approximately 15% of our existing franchises will expire within the next three years; and franchises covering approximately 10% of our customers are expired but are in the process of being renewed. We continue to operate the franchises under the terms of the expiring agreement during the renewal negotiations. Historically, we have been able to renew the Systems’ franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. In addition, state legislation in South Carolina and Florida has streamlined both the franchising and renewal process in those jurisdictions. Our failure to obtain renewals of our franchises, especially those in the areas where we have the most customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Overbuilds and Incumbent Local Exchange Carrier (“ILEC”) Deployments

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

We face limited cable competition from Comcast Corporation in two communities, Aventura and the southern section of Miami-Dade County, in our Miami Beach Cluster. In each case, our cable system is the newer system which “overbuilt” the incumbent Comcast system. As of December 31, 2009, the Aventura and South Miami systems served approximately 3,000 and 4,700 EBUs, respectively. We believe that we will continue to compete effectively against Comcast in these systems. Additionally, AT&T has obtained a state issued cable franchise that overlaps portions of our Miami system. However, to date it has not aggressively marketed video services in the market.

In the Maryland/Delaware Cluster, Verizon has obtained several overlapping franchises in the Middletown, DE area where we serve approximately 4,300 video subscribers. Verizon has a fiber network in these areas that offers high speed Internet and voice services as well as video services, each of which is comparable to the product we offer.

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

Additional competition is posed by satellite master antenna television (“SMATV”) systems, which currently benefit from operating advantages not available to franchised cable systems, including fewer regulatory burdens and no requirement to service low density or economically depressed communities. These private cable systems offer local broadcast and many of the same satellite delivered programming offered by franchised cable operators. Unlike Title 6 cable operators, they may enter into exclusive agreements with MDUs that preclude operators of franchise systems from serving residents of such private complexes.

Other wireless program distribution services, such as multichannel multipoint distribution systems (“MMDS”) or “wireless cable,” generally provide many of the programming services provided by cable systems, and digital compression technology increases significantly the channel capacity of their systems. Both analog and digital MMDS services, however, require unobstructed “line of sight” transmission paths and MMDS ventures have been quite limited to date. Emerging mobile technologies also provide for the distribution and viewing of video programming.

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

Cable Entry into Title II Telecommunications

The 1996 Telecom Act created a more favorable environment for cable operators and other new entrants to provide Title II common carrier telecommunications service. It provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose “competitively neutral” requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator’s favorable pole rates are not endangered by the provision of high-speed data access based on the FCC’s conclusion that high-speed data access is not a “telecommunications service” and is instead an “interstate information service.” In June of 2005, the United States Supreme Court affirmed the FCC’s ruling. To date, the Company has offered its phone services as a Voice over Internet Protocol (“VoIP”) provider and is not currently required to submit to Title II regulation at the federal level or similar regulation at the state level.

Pole Attachments

The Telecom Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC, or, alternatively, by states that certify to the FCC that they regulate such rates. Only one state in which we have cable systems has certified that it regulates pole rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method of calculating those rates for cable systems over which various phone services are transmitted remain unclear, and there is a risk that we will face higher pole attachment costs as our telephone business expands. In November, 2007, the FCC initiated a proceeding to consider whether to modify its rules regarding pole attachment rates. Among other issues, the FCC is considering the establishment of a new unified pole attachment rate that would apply to cable system attachments where the cable operator provides high speed Internet services and, potentially, phone services as well. The proposed rate would be higher than the current rate paid by cable providers but lower than the rate that applies to attachments uses to provide telecommunications services. If adopted this proposal could materially increase our costs by increasing our existing payments for pole attachments. In addition, in August 2009, a number utility companies initiated a proceeding at the FCC seeking to apply the telecommunications services pole rate to all poles over which cable operators provide phone services using interconnected VoIP technology, which is the type of technology we use for our phones services. If the FCC rules that the provision of such phone services requires application of the telecommunications services pole rate, our payments for pole attachments would increase significantly.

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

Both Congress and the FCC continue to consider defining certain rights for users of high-speed Internet services and regulating the relationship between service providers and providers of Internet content, generally referred to as “net neutrality”. In August 2005, the FCC issued a non-binding policy statement stating four principles intended to guide its policymaking regarding high speed Internet and other related services. The FCC has made these principles binding as to certain companies as a condition to their merger. In 2009, the FCC proposed converting these principles into binding rules and to expand them. The proposed regulations would bar high-speed Internet service providers from preventing any consumer from (i) sending or receiving the lawful content of the consumer’s choice over the Internet; (ii) running the lawful applications or using the lawful services of the consumer’s choice;(iii) connecting to and using on its network the consumer’s choice of lawful devices that do not harm the network; and (iv) enjoying competition among network providers, application providers, service providers and content providers. In addition, the proposed regulations would add nondiscrimination and network management requirements. Legislation has been introduced in Congress that would impose similar requirements on our provision of high-speed Internet services. Any net neutrality rules or statutes could limit our ability to manage not only our high-speed Internet services but all of our cable services, which could adversely affect our ability to provide video and phone services. The FCC also is currently developing a national broadband plan, which could result in new regulatory proposals for, or new competition to, our high-speed Internet services. In addition, Departments of Agriculture and Commerce are awarding significant grants and loans to providers of Internet services as part of the $7 billion Broadband Stimulus package. Moreover, the both Congress and the FCC have recently indicated that it may recast the Universal Service Fund (“USF”) program to include broadband services. The USF generally requires telecommunications service providers to collect and pay a fee used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. Any such regulations or statutes could limit our ability to manage our cable systems (including use for other services) obtain value for use of our cable systems or respond to competitive conditions. In addition, Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. Furthermore, Congress, the FCC and certain state and local governments are also considering proposals to impose customer service, quality of service, taxation, child safety, privacy and standard pricing regulations on high-speed Internet service providers. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Voice over Internet Protocol (“VoIP”)

We offer telephone service using VoIP packet cable technology in partnership with third party suppliers. In November 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate and not subject to state or local utility regulation, however this ruling did not determine the appropriate classification of interconnected VoIP providers. Proceedings are nevertheless underway in several states (which the company does not serve) seeking to regulate VoIP services at the state utility commission level and at both the state and federal level to treat VoIP as a telecommunications service for purposes of interconnection. Until the FCC definitively classifies VoIP services for state and federal regulatory purposes, such efforts are likely to continue. The FCC has imposed additional regulatory requirements on VoIP services, including enhanced 911 capabilities and customer disclosure, CALEA obligations, disability access, Customer Proprietary Network Information (“CPNI”), local number portability duties and benefits, and Universal Service payment obligations. Recently, the FCC and several states ruled favorably with respect to the obligations of LECs to interconnect with VoIP providers and to extend local number portability requirements and benefits to interconnected VoIP providers and their underlying competitive local exchange carrier numbering partners.

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

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national video program services. Also pursuant to the 1992 Cable Act, the FCC adopted rules that preclude any cable operator from serving more than 30% of all U.S. domestic multichannel video subscribers, including cable and direct broadcast satellite subscribers. The D.C. Circuit Court of Appeals struck down these vertical and horizontal ownership limits as unconstitutional, concluding that the FCC had not adequately justified the specific rules (i.e., the 40% and 30% figures) adopted. In 2007, however, the FCC adopted an order re-establishing a 30% limit on the percentage of multichannel video subscribers that any single cable provider can serve nationwide, and the federal Appeals Court once again struck the order down in August 2009. It is unclear whether the FCC will again attempt to establish an ownership limit. The FCC has also indicated it is assessing whether it should reinstate a limit on the number of affiliated programming networks a cable operator may carry on its systems.

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

As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave each local broadcast station a digital channel capable of carrying multiple programming streams, in addition to its current analog channel. After the broadcasters’ transition to digital, which occurred between February 17 and June 12, 2009, cable operators now carry the primary digital programming stream of local broadcast stations and also carry an analog version of the primary digital programming stream in systems that are not “all digital” through at least June 12, 2012. “Small” systems and those with an activated channel capacity of 552 MHz or less are exempted from this requirement. In addition, the FCC is considering proposals that would require cable operators to carry certain low-power television stations that, under current regulations, generally lack must-carry rights. Further proceedings or congressional legislation could produce additional carriage obligations.

Cable Equipment Issues

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Effective, July, 2007 cable operators were prohibited from acquiring for deployment set-top boxes that perform both channel navigation and security functions. Set-top boxes purchased after that date must rely on a separate security device known as a cableCARD, which adds substantially to the cost of set-top boxes. The FCC denied our request for waivers to exempt some limited function set-top boxes from the ban and/or to extend the deadline to accommodate newer security technology that can be downloaded to leased set-top boxes as well as retail equipment. As a result, we have been forced to incur added costs in purchasing cableCARD-enabled set-top boxes and the associated cableCARDs. In 2009, however, the FCC granted waivers of its separate security rule for certain set-top box models of one-way standard definition DTAs. This ruling permits use of the DTAs, without separable security in systems where we are undertaking all digital conversions. The FCC order that established the waiver process for the DTAs is subject to a petition for reconsideration at the FCC. We cannot predict the extent to which any FCC reconsideration or other FCC action in this area may hinder our ability to continue deploying DTAs. In addition, the FCC has adopted rules to implement an agreement between the consumer electronics and cable industries aimed at promoting the manufacture of “plug and play” TV sets that can connect directly to a cable network and receive one way digital and analog video services without the need for a set top box. The FCC is also considering proposals to establish regulations for plug and play retail devices that can access two-way cable services

Leased Access

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

Access to Programming

To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business position, the 1992 Cable Act restricts video programmers affiliated with cable companies from discriminating in prices, terms and conditions as between multichannel video programming distributors. The 1992 Cable Act also limits the ability of vertically integrated cable programmers to enter into exclusive programming arrangements with cable companies, though this provision does not apply to DBS operators. The FCC extended the exclusivity restrictions to October 2012, although the ruling has been challenged in federal court. In January 2010, the FCC adopted rules that allow multichannel video programming distributors to file program access complaints to gain access to a terrestrially-delivered programming network. The rules are not yet in effect, and it is not yet clear whether and to what extent this will affect our access to terrestrially delivered regional sports networks and similar programming.

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

In 2007, the FCC adopted an order prohibiting the enforcement of exclusive video service access agreements between cable operators and MDUs and other private real estate developments. The order also prohibits the execution of new exclusive access agreements. In May 2009, a federal appellate court upheld this order, but in March 2010, the FCC rejected further proposals to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. Because we provide service pursuant to a number of exclusive access agreements the FCC’s order could negatively affect our business.

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

Privacy and Security Regulation

In addition to privacy protections of the Communication Act relating to the protection of cable subscriber privacy and customer proprietary network information, we are also subject to state and federal laws regarding information security. Most of these rules and laws apply to information that could be used to commit identity theft. In addition, the Federal Trade Commission has issued “red flag rules” requiring “creditors” (as defined under the rules and interpreted by the Federal Trade Commission to include us) to take steps to identify, detect and respond to activities indicative of identity theft. These rules became effective in November, 2009.

Seasonality

Use and consumption of our products do not fluctuate significantly due to seasonality.

Employee and Labor Relations

Our Company has approximately 668 full time employees. Of these employees, approximately 175 are covered by collective bargaining agreements at six locations. We consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

You should carefully consider the following factors in addition to other information in this Report in evaluating our Company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

As of December 31, 2009, our total consolidated debt was $590.4 million.

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

Subject to specified limitations, we are able to borrow up to an additional $67.5 million under our senior secured credit facilities through March 1, 2010, and $40.0 million through March 1, 2012 at which time our revolving credit facility expires. Remaining term loan borrowings under our senior credit facility are payable through June 1, 2013. If new debt is added to our current debt levels, the related risks that we now face could intensify.

Servicing our debt will require a significant amount of cash, and our ability to generate sufficient cash depends upon many factors, some of which are beyond our control.

Our ability to make payments on and refinance our debt and to fund planned capital expenditures depends on our ability to generate cash flow in the future. To some extent, this is subject to general economic, financial, competitive, legislative and regulatory factors and other factors that are beyond our control. Our business may not continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may have to refinance all or a portion of our existing debt or obtain additional financing. A refinancing of this kind may not be possible, and we may be unable to obtain additional financing. The inability to obtain additional financing could have a material adverse effect on our financial condition and on our ability to meet our obligations. As noted above, our revolving credit facility expires on March 1, 2012, and our senior credit facility will begin significant quarterly principal reductions on December 31, 2010, with the credit facility terminating on June 1, 2013. To the extent we are unable to satisfy the revolving credit facility or the Term Debt obligation under our senior credit facility in full when they become due on the respective facility termination dates through cash generated from operations, we believe that we will be able to obtain new financing, although there can be no assurance that we will be able to obtain such financing.

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

We depend on third parties to provide certain programming and billing services, as well as capital equipment for certain of our services. In addition, we depend on third-party plant construction contractors in areas of new homes growth. If demand for these services exceeds our suppliers’ capacity or if our suppliers experience operating or financial difficulties, our ability to provide these advanced services might be adversely affected, which could negatively impact our growth, financial condition and results of operations. In addition, the inability of these vendors to provide equipment or services might result in additional costs to us, including the cost to negotiate alternative vendor relationships, the cost to develop the capacity to provide the equipment and services ourselves and the loss of customers as a result of our inability to provide such advanced services or an interruption of service following a vendor’s cessation of service. We are working to establish alternative vendors for services that we consider critical, but we may not be able to establish such relationships or obtain such equipment and services on an equally favorable basis.

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

We face limited competition from Comcast Corporation in Aventura and southern sections of Miami-Dade County in our Miami Beach Cluster. In each case, our system is the newer “overbuilder” over the Comcast system. In each case, we may be unable to continue to compete effectively against the Comcast systems. In the Maryland/Delaware cluster, Verizon has obtained overlapping franchises in the Middletown, DE area where we serve approximately 4,300 video EBUs. Verizon has constructed a fiber network in these areas. This network will offer high speed Internet and voice services as well as video services. In addition, AT&T U-Verse has obtained a state issued video franchise that covers portions of our Miami Beach System.

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

System	Location	Purpose	Lease/Own
Western Pennsylvania	Altoona, PA	Office/Primary Hub (Altoona)	Own
	Carmichael, PA	Hub	Lease
	Johnstown, PA	Office (Johnstown)	Own
	Johnstown, PA	Headend	Own
	Mifflinburg, PA	Headend	Own
	Mifflinburg, PA	Office	Lease
	Bentleyville, PA	Hub	Lease
	Bradford, PA	Office (Bradford)	Lease
	Bradford, PA	Headend	Own
	Brownsville, PA	Hub	Own
	Clearfield, PA	Office (Clearfield)	Lease
	Clearfield, PA	Tower Site	Own
	Clearfield, PA	Headend	Own
	Salamanca, NY	Headend	Own
	Limestone, NY	Hub	Own
	Shippenville, PA	Headend	Lease
	Smithfield, PA	Hub	Lease
	Warren, PA	Office/Warehouse (Warren/Shippenville)	Lease
	Warren, PA	Headend	Lease
	Cumberland, MD	Office/Headend	Own
	Cumberland, MD	Microwave Site	Own
	Capacon, WV	Microwave Site	Own
	Midland, MD	RF Site	Own
	Moorefield, WV	Headend/Hub Site	Own
	Moorefield, WV	RF Site	Lease
	Paw Paw, WV	Headend/Hub	Lease
	Perryopolis, PA	Hub	Lease
	Grant Town, WV	Headend	Lease
	Grant Town, WV	Warehouse	Own
	Springfield, WV	OTN	Lease
	Terra Alta, WV	Hub	Own
	Lamberton, PA	Hub	Lease
	Uniontown, PA	Office	Lease
	Uniontown, PA	Headend	Own
	Vesterburg, PA	Hub	Own
	Limestone, PA	Hub	Lease
	Duncansville, PA	Hub	Own
	New Enterprise, PA	Headend	Lease
	Canoe Creek, PA	Hub	Own
	Warriors Mark, PA	Hub	Own
	McAlvey’s Fort, PA	Headend	Lease
	Three Springs, PA	Headend/RF Site	Lease
	Johnstown, PA	Tower Site/Hub	Own
	Johnstown, PA	Hub	Own
	Jerome, PA	Hub	Own
	Derry, PA	Headend	Lease
	Derry, PA	Hub	Own
	Grampian, PA	Hub	Lease
	Grampian, PA	Headend	Lease
	Dawson, PA	Hub	Lease
	Davis, WV	Headend	Own
	Parsons, WV	Warehouse	Lease
	Kingwood, WV	Office	Lease

Maryland/Delaware	Wye Mills, MD	Headend	Lease
	Middletown, DE	Office	Lease
	Chesapeake City, MD	Hub	Lease
	Perryville, MD	Hub	Lease
	Grasonville, MD	Office	Lease

Miami Beach, Florida	North Bay Village, FL	Office	Own
	Miami Beach, FL	Warehouse/Tech Center	Own
	Miami Beach, FL	Headend	Lease
	Miami, FL	South Miami Payment Center	Lease

Aiken, South Carolina	Aiken, SC	Headend	Own
	Aiken, SC	Office	Own
	Aiken, SC	Hub	Own
	Allendale, SC	Hub	Own
	Barnwell, SC	Office	Own
	Denmark, SC	Hub	Own
	New Ellington, SC	Hub	Own
	Williston, SC	Hub	Own

ITEM 3.	Legal Proceedings

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

ITEM 4.	Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Not applicable.

ITEM 6.	Selected Financial Data

The following table sets forth the selected historical financial data of the Systems as of the dates and for the periods indicated. We derived the summary historical consolidated statement of operations data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the summary consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 from the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K or previously filed on prior Form 10-Ks which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

The selected historical financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operation Data:
Revenues	$301,714	$280,986	$251,672	$212,575	$189,890

Costs and expenses:

Operating (excluding depreciation and amortization listed below)	135,535	129,238	117,729	97,766	89,390
Selling, general and administrative	41,522	41,474	37,063	32,855	30,593
Impairment of franchise rights	—	23,428	—	—	—
Depreciation and amortization	41,784	43,386	49,372	49,694	42,373

	218,841	237,526	204,164	180,315	162,356

Income from operations	82,873	43,460	47,508	32,260	27,534
Interest expense, net	40,702	48,949	51,228	39,037	33,941
Loss on extinguishment of debt	4,619	—	370	—	—
Unrealized (gain) loss from derivative instrument	(1,821)	(1,218)	3,729	3,393	(536)

Net income (loss)	$39,373	$(4,271)	$(7,819)	$(10,170)	$(5,871)

Balance Sheet Data:
Total assets	$789,034	$789,695	$812,725	$820,088	$770,020
Total debt	590,360	614,849	621,763	536,265	482,148
Total members’ equity	159,562	135,529	149,999	245,541	255,811

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In determining whether our franchises have an indefinite life, we considered the exclusivity of the franchise, the expected costs of franchise renewals, and the technological state of the associated cable systems to determine whether we are in compliance with any technologically required upgrades. We have concluded that our franchise rights qualify for indefinite life treatment under the current accounting guidance.

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

Goodwill and the Company’s cable franchise rights are tested annually for impairment during the first quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in an impairment on its cable franchise rights of $23.4 million. The Company completed its annual impairment evaluation on March 1, 2009 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts, which would impact these annual impairment results, were noted as of December 31, 2009.

The impairment charge on the cable franchise rights was primarily attributable to the use of higher discount rates, which accounted for all of the decline in fair value as compared to the impairment test performed in March 1, 2008. The higher discount rates (on average approximately 11.4% as compared to approximately 10.0% used in the March 2008 valuation) reflected an increase in the risks inherent in the estimated future cash flows attributable to the individual cable franchise rights; this increase in risk was due to economic volatility, which became more pronounced during the fourth quarter of 2008. The discount rates used in both the March 2008 and December 2008 analyses include significant risk premiums of up to 500 basis points to the Company’s weighted-average cost of capital to reflect the greater uncertainty in the cash flows attributable to the Company’s cable franchise rights. Furthermore, had the Company used a discount rate in assessing the impairment of its cable franchise rights that was 1% higher across all units of accounting (holding all other assumptions unchanged) the Company would have recorded an additional impairment charge of approximately $5.5 million.

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented two of the Company’s four operating systems) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one system is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded during an interim period if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

Historical Performance

Operating Data

	December 31, 2009	December 31, 2008	December 31, 2007
Equivalent Basic Units (“EBU’s”)	213,226	223,583	227,137
Digital subscribers	86,745	88,880	82,655
High Speed Data (“HSD”) residential subscribers	134,517	126,143	111,583
Telephone residential subscribers	62,290	50,692	30,520
Homes passed	506,365	503,842	499,573
Internet-ready homes passed	498,764	496,241	489,607
Telephone-ready homes passed	489,954	475,756	405,838
Basic subscribers	276,924	285,540	286,593

Basic penetration of homes passed	54.7%	56.7%	57.4%
Digital penetration of basic subscribers	31.3%	31.1%	28.8%
HSD penetration of internet-ready homes passed	27.0%	25.4%	22.8%
Telephone penetration of telephone-ready homes passed	12.7%	10.7%	7.5%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue (in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Revenue:

Video	$164,018	54.4%	$160,281	57.0%	$152,518	60.6%
High Speed Data	52,894	17.5%	46,776	16.6%	39,341	15.6%
Telephone	23,824	7.9%	17,864	6.4%	9,679	3.9%
Advertising Sales	7,882	2.6%	7,741	2.8%	7,351	2.9%
Commercial	29,469	9.8%	24,932	8.9%	21,474	8.5%
Other	23,627	7.8%	23,392	8.3%	21,309	8.5%

Total revenue	$301,714	100.0%	$280,986	100.0%	$251,672	100.0%

Costs and expenses:

Operating (excluding depreciation and amortization and other items listed below)	135,535	44.9%	129,238	46.0%	117,729	46.8%
Selling, general and administrative	41,522	13.8%	41,474	14.7%	37,063	14.7%
Impairment of franchise rights	—	0.0%	23,428	8.3%	—	0.0%
Depreciation and amortization	41,784	13.8%	43,386	15.4%	49,372	19.6%

Income from operations	82,873		43,460		47,508

Net gain (loss) from derivative instrument	1,821		1,218		(3,729)
Loss on extinguishment of debt	(4,619)		—		(370)
Interest expense, net	(40,702)		(48,949)		(51,228)

Net income (loss)	39,373		(4,271)		(7,819)

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenue for the year ended December 31, 2009 was $301.7 million as compared to $281.0 million for the year ended December 31, 2008, an increase of $20.7 million or 7.4%. This increase was mainly the result of a (i) $3.7 million increase in video revenue from increased digital subscriber levels, along with increased usage of Digital Video Recorders, high definition converters and video-on-demand products; (ii) a $6.1 million or 13.1% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (iii) a $6.0 million increase in telephone revenue generated by this service offering and (iv) a $4.5 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect that revenue trends will continue to be positive as we continue to experience increased residential and commercial subscriber levels in our high speed data and telephone offerings through targeted marketing efforts and the increased utility of a broadband connection to our available video subscriber base.

Operating expenses for the year ended December 31, 2009 were $135.5 million as compared to $129.2 million for the same period in 2008, an increase of $6.3 million. This increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels of direct costs associated with our continued expansion of high speed data and cable telephony services totaling $6.8 million, offset in part by a $0.8 million decrease in health insurance costs driven by slightly lower headcount and employee claim levels. We expect that operating expenses will continue to rise as a result of annual programming contract increases and growth in total revenue generating units which will result in increased direct expenses as we service a larger customer base.

Selling, general and administrative expenses for the year ended December 31, 2009 were $41.5 million consistent with 2008 levels. Underlying this flat trend is (i) a $0.4 million one time bonus expense for payments to be made in the first quarter of 2010 to certain key employees for retention purposes; (ii) a $0.5 million increase in the total of bad debt, collection, billing and credit card expenses which trend with revenue growth; offset by a (iii) moderate decrease in marketing spending of $0.6 million; and (iv) a $0.4 million reduction in expense associated with the fee charged to Grande Communications Networks, LLC for management services provided during the fourth quarter of 2009. Other general expenses have remained relatively constant due to conscious efforts to control costs. We expect selling, general and administrative expenses to increase at a slower rate than revenue growth due to the more fixed nature of these costs as compared to direct costs.

An impairment review of the Company’s indefinite lived intangible assets resulted in an impairment charge of $23.4 million for the year ended December 31, 2008, while no such charge was required for the year ended December 31, 2009.

Depreciation of plant, property and equipment and amortization expense was $41.8 million for the year ended December 31, 2009, compared with $43.4 million for the same period in 2008, a decrease of $1.6 million. This decrease was the result of a $1.0 million reduction in depreciation expense driven by lower levels of capital expenditures in 2009 as compared to previous years coupled with a $0.6 million reduction in amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives.

Income from operations for the year ended December 31, 2009 was $82.9 million as compared to $43.5 million for the comparable period in 2008, for the reasons described above.

The marking-to-market of the Company’s interest rate swap agreements resulted in the recognition of $1.8 million in other income for the year ended December 31, 2009, as compared to $1.2 million in other income for the year ended December 31, 2008, due to the expiration of the agreements in March 2009, coupled with fluctuations in market interest rates.

The Company recognized a loss of $4.6 million related to costs incurred in conjunction with the June 8, 2009 amendment to the Senior Credit Agreement.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2009 was $40.7 million, as compared to $48.9 million for the year ended December 31, 2008. This $8.2 million decrease was primarily attributable to lower market interest rates, the expiration in March 2009 of outstanding interest rate swap agreements with above market interest rates and the November 2009 repayment of the 6% seller note originally issued in 2006 in conjunction with our acquisition of G Force, LLC.

As a result of the factors described above, our net income was $39.4 million for the year ended December 31, 2009, as compared to a net loss of $4.3 million for the year ended December 31, 2008.

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

Depreciation of plant, property and equipment and amortization expense was $43.4 million for the year ended December 31, 2008, compared with $49.4 million for the same period in 2007, a decrease of $6.0 million. This decrease was the result of reduced amortization expense as certain finite lived intangible assets reached the end of their initial estimated lives. This decrease in amortization expense is slightly offset by an overall increase in depreciation expense as a result of higher capital expenditures in 2007 due mainly to the system rebuild in Aiken and additional deployment of customer premise equipment, offset by approximately $3.7 million of plant assets which were written off in conjunction with the Aiken Cluster rebuild in 2007.

Income from operations for the year ended December 31, 2008 was $43.5 million as compared to $47.5 million for the comparable period in 2007, for the reasons described above.

The marking-to-market of the Company’s interest rate swap agreements resulted in the recognition of $1.2 million in other income for the year ended December 31, 2008, as compared to other expense of $3.7 million for the year ended December 31, 2007, due to fluctuations in market interest rates.

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

In connection with the system acquisition we incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of December 31, 2009, the Company had total debt outstanding of $590.4 million.

Our senior credit facility is a $507.9 million Senior Credit Facility, consisting of a $67.5 million revolving credit facility (the “Revolver”) and $440.4 million in two term loan tranches. At December 31, 2009, there were no borrowings outstanding under the Revolver, with $67.5 million of unused commitments available to be drawn in compliance with the financial covenants under the Senior Credit Facility. The Revolver commitment reduces to $40.0 million on March 1, 2010 and shall be paid in full on the termination date of March 1, 2012. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

One term loan tranche in the amount of $117.9 million matures in September 2011, and the second term loan tranche in the amount of $322.5 million matures on June 1, 2013. The term loans are payable in quarterly installments which commenced on June 30, 2006.

The Senior Credit Facility contains certain restrictive covenants which requires us to comply with certain financial ratios, capital expenditures and other limits. We were in compliance with all such covenants at December 31, 2009, and foresee no issues in remaining in compliance during 2010.

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

In March 2007, the Company provided a dividend to its members of $77.6 million. The Company provided additional dividends totaling $10.1 million during the remainder of 2007, $10.1 million during the second quarter of 2008, $0.2 million during the second quarter of 2009 and $15.1 million during the fourth quarter of 2009. In March 2010, the Company declared a $15.0 million dividend to be paid March 31, 2010.

We expect to incur capital expenditures in 2010 at a level consistent with that of 2009 as we have substantially completed the deployment of all major product offerings, including high-speed data, telephone and video on demand services to the majority of our systems. We expect subsequent year capital expenditure levels also to remain at a relatively consistent level, reflecting more maintenance and discretionary capital spending.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months. Our existing $67.5 million revolving credit facility reduces to $40.0 million on March 1, 2010, and terminates on March 1, 2012. The borrowing under the $117.9 million tranche of our Senior Credit Facility begin significant quarterly principal reductions on December 31, 2010 through September 2011, with the credit facility terminating in full on June 1, 2013.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2009 (dollars in thousands):

	Years Ending December 31,
	Total	2010	2011	2012	2013	2014	Thereafter
Senior secured credit facilities	$440,360	$33,601	$91,223	$3,313	$312,223	$—	$—
9 3/ 8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	150,000	—
Cash interest	133,998	38,695	36,573	35,300	22,844	586	—
Operating leases	2,125	686	571	356	282	113	117

Total cash contractual obligations	$726,483	$72,982	$128,367	$38,969	$335,349	$150,699	$117

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

In May 2009, the FASB issued authoritative guidance which requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. The Company adopted this guidance during the second quarter of 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental agencies. The guidance, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We adopted the Codification during the third quarter of 2009, which did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance which clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance is effective was effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

In January 2010, the FASB issued amended guidance related to fair value measurements and disclosures. The guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers into and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately on a gross basis in the reconciliation of Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2009 except for Level 3 reconciliation disclosures which are effective for fiscal years beginning after December 15, 2010. We do not believe the effect of adopting this guidance will have a material impact on our consolidated financial statements.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$18,445	$20,859	$23,273	$25,688	$28,102
9 3/8% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$32,508	$34,922	$37,336	$39,751	$42,165

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

At December 31, 2008, we had in effect four swap agreements with three separate commercial banks for a total notional value of $225.0 million with a term of two years. These interest rate swap agreements require us to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The difference to be paid or received on the swaps are accrued and recorded as a separate item on our statement of operations. We are exposed to credit loss in the event of nonperformance by the counterparty. The net fair value of our interest rate swap agreements, which represents the cash we would either pay or receive to settle the agreements, was a liability of approximately $1.8 million at December 31, 2008. These agreements ended in March 2009.

ITEM 8.	Financial Statements and Supplementary Data

The Financial Statements required by this Item are listed in Part IV, Item 15 of this Annual Report on Form 10-K.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934), with the participation of our management, has concluded that, as of the end of the period covered by the Annual Report on Form 10-K, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act of 1934 is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U.S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting.

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions for each of our directors and executive officers as of March 24, 2010.

Name	Age	Position
David J. Keefe	60	Chief Executive Officer and Director
Edward T. Holleran	62	Chief Operating Officer and Director
Patrick Bratton	44	Vice President and Chief Financial Officer
Almis Kuolas	58	Vice President and Chief Technology Officer
Richard Shea	48	Vice President and Chief Information Officer
Blake R. Battaglia	37	Director
John Hunt	44	Director
Benjamin Diesbach	63	Director
Jay M. Grossman	50	Director
Jack Langer	61	Director

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

Almis Kuolas joined us on October 16, 2003 as Chief Technology Officer with over 25 years of technical operations experience. Prior to joining us and since 2001, Mr. Kuolas served as Senior Director of Engineering and Development for Philips Electronics wireless products division. From 2000 to 2001, Mr. Kuolas served as Chief Technology Officer of American Broadband. Prior to that, he served as Vice President of Systems and Technology for MCI’s TeleTV operations in California. Additionally, Mr. Kuolas spent fourteen years in management positions with Continental Cablevision and American Cablesystems.

Richard Shea joined us on October 16, 2003 as our Chief Information Officer with over twenty years of information technology management experience. Prior to joining us and since 2002, Mr. Shea served as Chief Technology Officer for AltiComm, Inc. From 2000 to 2002, Mr. Shea served as the Chief Information Officer for Carolina Broadband, Inc. Prior to that he served as Chief Technology Officer for Zvia Corporation. Additionally, Mr. Shea spent eleven years in management positions with MediaOne, Inc. and General Electric Aerospace.

Blake R. Battaglia has served as a director since September 5, 2003. Mr. Battaglia is a Principal at ABRY, which he joined in 1998. Prior to joining ABRY, he was an investment banker at Morgan Stanley & Co. Mr. Battaglia currently serves as a director of Nexstar Broadcasting Group, Inc., Hometown Broadband, LLC and Cast & Crew Entertainment Services, LLC.

John Hunt has served as a director since February 14, 2005. Mr. Hunt has been a Partner of ABRY since 2004. Prior to joining ABRY, Mr. Hunt was a General Partner at Boston Ventures Management a media and communications focused private equity fund. Mr. Hunt currently serves as a director of V12 Group, Inc., Navtech, Inc., Triple Point Technology, Inc., Loewy Group, LTD, JAB Broadband, Inc. and Itrade Network, Inc. In the past, Mr. Hunt served on the board of Charleston Newspapers, L.P, Legendary Pictures, LLC and Softbrands, Inc.

Benjamin Diesbach has served as a director since September 5, 2003. Mr. Diesbach has been a Partner of Oak Hill Capital Management, LLC since July, 2005. Prior to joining Oak Hill Capital Management, LLC, Mr. Diesbach served as the President of Midwest Research, Inc. a consulting company. Prior to forming Midwest Research, Mr. Diesbach was Chief Executive Officer of Continental Broadcasting, Ltd. Before joining Continental Broadcasting, Mr. Diesbach served as a Vice President of the Crisler Company. Prior to Crisler, he served as Chief Executive Officer of Taft Cable Partners, Executive Vice President of Wometco Cable and Executive Vice President and General Manager of Fabricon Automotive Products. Mr. Diesbach currently serves as a director of Local TV Finance, LLC and Local TV LLC. In the past, Mr. Diesbach has served on the board of Lattice Communications.

Jay M. Grossman has served as a director since September 5, 2003. Mr. Grossman has been a Partner of ABRY since 1996. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as director (or the equivalent) of several companies including Monitronics International, Inc., Nexstar Broadcasting Group, Inc., Caprock Communications, LLC, Hometown Broadband, LLC, CyrusOne, LLC, Executive Health Resource, Inc. and Healthport, Inc. In the past, Mr. Grossman has served on the board of Consolidated Theaters, LLC and Country Road Communications, Inc.

Jack Langer has served as a director since March 1, 2004. Mr. Langer has extensive experience in equity, bank, subordinated debt and mergers and acquisitions transactions in the cable and other media industries. From 1997 to 2002, Mr. Langer served as a Managing Director and Global Co-Head of the Media Group at Lehman Brothers, Inc. From 1995 until 1997, he served as the managing director and head of the media group at Bankers Trust & Company. From 1990 until 1994, he served as managing director and head of the media group at Kidder Peabody and Company. Mr. Langer currently serves as a director of SBA Communications Corp. and CKX, Inc.

There are no family relationships among the foregoing persons.

Audit Committees

Since our equity is not currently listed on or with a national securities exchange or national securities association, we are not required to have an audit committee and therefore have not designated any of our board members as audit committee members.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past has served, as a member of the board of directors of the compensation committee of any entity that has one or more executive officers serving on our Board or compensation committee.

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

Compensation Committee Report

Because affiliates of ABRY own more than 50% of the voting common stock of Atlantic Broadband Group, LLC, we would be a “controlled company” within the meaning of Rule 5615(c) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain corporate governance rules of the Nasdaq Stock Market LLC, including the requirement that compensation be determined by a majority of independent directors, or a compensation committee comprised solely of independent directors. As such, we do not have a standing compensation committee. However, decisions regarding compensation of the individuals named in the Summary Compensation Table (the “named executive officers”) and directors are made by certain of our non-employee directors, Jay Grossman and Blake Battaglia, with Jay Grossman acting as the chairperson. These individuals are referred to herein as the Compensation Committee.

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

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be discretionary in the form of annual bonus awards that are paid, if at all, based on company accomplishment and, to a lesser degree, individual performance. The compensation awarded to our named executive officers for fiscal 2009, as well as prior years, was intended:

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

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize and individual’s performance in relation to special or strategic projects. The annual incentives paid in 2010 for 2009 performance were based primarily upon the performance of the Company. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year and, to a lesser degree, to individual performance. The targeted incentive for the named executive officers is 30% of their base salary, which is determined annually based upon the Company’s achieving annual budgeted levels. For 2009, budgeted revenue and EBITDA levels were $301.7 million and $125.2 million, respectively

Outside of the Company’s “Bonus Plan”, there is no other non-equity incentive compensation plan.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during 2009 in addition to adjusting base salaries as deemed appropriate in connection with each executive’s employment agreement. Annual base salary increases typically vary from 3% to 5% based upon the Company’s performance against annual budgeted revenue and EBITDA levels.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401(K) contributions and medical benefits paid.

Our Benefit Plans

We maintain a 401(k) plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a three month service requirement, we match 50% of the employees’ contributions up to a maximum of 5.0% of the employees’ compensation. Our contributions vest after five years of service. Company contributions were approximately $432,000, $474,000 and $415,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Summary Compensation Table

The following table contains a summary of the annual, long-term and other compensation paid or accrued during the fiscal years ended December 31, 2009, 2008 and 2007 to those persons who were the Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers of our Company in these years.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	All Other Compensation(2)	Total Compensation

David J. Keefe Chief Executive Officer and Director	2009 2008 2007	$414,792 395,040 376,228	$165,917 158,016 112,868	$137,048 18,446 15,539	$717,757 571,502 504,635

Patrick Bratton Chief Financial Officer	2009 2008 2007	252,000 240,000 226,013	100,800 96,000 67,804	93,325 6,030 5,901	446,125 342,030 299,718

Edward T. Holleran President, Chief Operating Officer and Director	2009 2008 2007	414,792 395,040 327,994	165,917 158,016 112,868	137,344 11,876 11,027	718,052 564,932 451,889

Almis Kuolas Chief Technology Officer	2009 2008 2007	227,141 218,405 209,000	90,856 76,442 62,700	57,232 6,617 6,618	375,229 301,464 278,318

Richard Shea Chief Information Officer	2009	215,000	86,000	74,047	375,047

(1)	Amounts included in this column represent the annual incentive compensation (bonus) earned but payable in the following year.
(2)	Represents the following items: (1) officer group term life insurance coverage; (2) the amount of the Company’s match under the 401(k) saving plan in which the employees of the Company are eligible participants and (3) a one time payment made on behalf of Grande Communications Networks, LLC for management services provided reimbursed in full. The amounts included in this column include the following:

Annual Compensation
Name	Fiscal Year	Group Term Life Insurance Coverage	401(k) match	Grande Communications Networks LLC Management Service Reimbursement	Total All Other Compensation

David J. Keefe	2009 2008 2007	$9,925 15,520 13,681	$2,123 2,926 1,858	$125,000 0 0	$137,048 18,446 15,539

Patrick Bratton	2009 2008 2007	2,389 280 276	5,937 5,750 5,625	85,000 0 0	93,325 6,030 5,901

Edward T. Holleran	2009 2008 2007	11,443 10,750 10,217	900 1,125 810	125,000 0 0	137,344 11,876 11,027

Almis Kuolas	2009 2008 2007	1,316 1,065 1,040	5,916 5,552 5,578	50,000 0 0	57,232 6,617 6,618

Richard Shea	2009	422	6,125	67,500	74,047

Employment Agreements

We currently have employment agreements with Messrs. Keefe, Holleran, Bratton, Kuolas, Daly and Shea dated September 1, 2009.

Each employment agreement provides for a term of three years unless otherwise terminated earlier. Under the current employment agreements, Mr. Keefe is paid a base salary of $435,531 per year, Mr. Holleran is paid a base salary of $435,531 per year, Mr. Bratton is paid a base salary of $264,601 per year, Mr. Kuolas is paid a base salary of $235,091 per year, Mr. Daly is paid a base salary of $226,044 per year and Mr. Shea is paid a base salary of $222,525 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. In addition, Mr. Keefe’s and Mr. Holleran’s agreements stipulate annual base salary increases. If the executive’s employment is terminated by reason of disability or resignation or in connection with a sale of the company, the executive is not entitled to receive any base compensation, fringe benefits or bonus after the date of the termination of employment. The employment agreement provides for the subject executive to receive, in the event that we terminate the subject executive’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination.

Each employment agreement also contains a “non-compete” provision prohibiting the executive from owning, managing, controlling, participating in or operating a competing business for a period of two years following termination of employment.

Potential Payments Upon Termination

The information below describes and quantifies certain compensation that would become payable under the executive employment agreements if, as of December 31, 2009, the subject executive’s employment had been terminated by us without cause. The employment agreements provides for the subject executive to receive, in the event that we terminate the subject executive’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination. All executives will be required to sign a release as a condition to receiving any severance payments. We believe these severance benefits are essential elements of our executive compensation package and assist us in recruiting and retaining talented individuals.

Name	Severance Payment
David J. Keefe	$217,766
Patrick Bratton	$132,301
Edward T. Holleran	$217,766
Almis Kuolas	$117,546
Christopher Daly	$113,022
Richard Shea	$111,263

For purposes of the employment agreements, “cause” is defined as (i) the executive’s neglect or refusal to perform his duties hereunder or the executive’s noncompliance (except where due to disability) with directives or other instructions issued to executive from time to time by the Board or the Company’s chief executive officer, which neglect, refusal or noncompliance will not have been corrected by the executive within 30 days following receipt by the executive of written notice from the Company of such neglect, refusal or noncompliance, which notice will specifically set forth the nature of said neglect, refusal or noncompliance and the actions required to correct the same, (ii) any willful or intentional act of the executive that has the intended effect of injuring the reputation or business of Atlantic Broadband Group, LLC or any of its subsidiaries or affiliates in any material respect; (iii) any continued or repeated absence from the Company, unless such absence is (A) in compliance with Company policy or approved or excused by the Board or (B) is the result of the executive’s permitted vacation, illness, disability or incapacity, (iv) use of illegal drugs by the executive or repeated public drunkenness, (v) conviction of, or a plea of guilty or no contest or similar plea with respect to, a felony or (vi) the commission by the executive of an act of fraud or embezzlement.

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

Compensation of Directors

Directors who are officers of, or employed by, the Company or any of its subsidiaries are not additionally compensated for their Board activities. In addition, due to their affiliation with the Company’s principal equity holders, Mr. Grossman, Mr. Battaglia, Mr. Hunt and Mr. Diesbach are not compensated for their Board activities. Mr. Langer receives $2,500 for each Board meeting he attends.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Atlantic Broadband Group, LLC indirectly owns all of the membership units of our Company. The following table sets forth information regarding the beneficial ownership of the equity interests of Atlantic Broadband Group, LLC as of December 31, 2009, by:

•	holders having beneficial ownership of more than 5% of the voting equity interest of Atlantic Broadband Group;

•	each director of Atlantic Broadband Group;

•	each of our executive officers shown in the summary compensation table; and

•	all directors and executive officers as a group.

Name and Address of Beneficial Holder(a)	Number of Equity Interests Beneficially Owned	Percentage of Total Equity Interests Outstanding
Principal Equityholders:
ABRY Partners IV, L.P.(a)(b)(c)	120,000,000	65.7%
ABRY Mezzanine Partners, L.P.(a)(d)	10,000,000	7.9%
Oak Hill(a)(e)	26,750,000	14.6%

Named Executive Officers and Directors:
Blake R. Battaglia(f)	—	—
Patrick Bratton	—	—
Chris Daly	—	—
Benjamin Diesbach	—	—
Jay M. Grossman(h)	—	—
Edward T. Holleran	250,000	*
John Hunt(g)	—	—
David J. Keefe	400,000	*
Almis Kuolas	—	—
Jack Langer	—	—
Richard Shea	—	—
Executive Officers and Directors as a group (11 Persons):	650,000	*

*	Less than 1%
(a)	“Beneficial ownership” generally means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Unless otherwise indicated, we believe that each holder has sole voting and investment power with regard to the equity interests listed as beneficially owned. The total equity interests shown for ABRY Partners IV, L.P., ABRY Mezzanine Partners, L.P. and Oak Hill will equate to approximately 71.7%, 8.6%, and 16.1%, respectively, of the total voting equity interests of Atlantic Broadband Group, LLC.

(b)	Royce Yudkoff exercises voting and investment control of the equity interests held by ABRY Partners IV, L.P. and ABRY Mezzanine Partners, L.P. The address of both is 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(c)	Royce Yudkoff is the sole member of ABRY Capital Partners, LLC which is the sole general partner of ABRY Capital Partners, L.P. which is the sole general partner of ABRY Partners IV, L.P.
(d)	Royce Yudkoff is the sole member of ABRY Mezzanine Holdings, LLC which is the sole general partner of ABRY Mezzanine Investors, L.P. which is the sole general partner of ABRY Mezzanine Partners, L.P.
(e)	Represents 26,114,688 owned by Oak Hill Capital Partners, L.P. and 635,312 owned by Oak Hill Capital Management Partners, L.P. The sole general partner of both entities is OHCP Gen Par, L.P. whose sole general partner is OHCP MGP, LLC. The address of these entities is 201 Main Street, Suite 2415, Fort Worth, TX 76102.
(f)	Mr. Battaglia is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by either entity. Mr. Battaglia’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(g)	Mr. Hunt is a limited partner of ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P., and disclaims beneficial ownership of any equity interests held by such entity. Mr. Hunt’s address is c/o ABRY Mezzanine Partners, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.
(h)	Mr. Grossman is a limited partner of ABRY Capital Partners, L.P., the sole general partner of ABRY Partners IV, L.P., and ABRY Mezzanine Investors, L.P., the sole general partner of ABRY Mezzanine Partners, L.P. and disclaims beneficial ownership of any equity interests held by either entity. Mr. Grossman’s address is c/o ABRY Partners IV, L.P., 111 Huntington Avenue, 30th Floor, Boston, MA 02199.

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

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

The voting restrictions and tag-along, drag-along, transfer restrictions and right of first offer will terminate upon consummation of the first to occur of a Qualified Public Offering or an Approved Sale, as defined in the Members Agreement.

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

Procedures for Related Party Transactions

Our board has adopted a written code of conduct and ethics for our company. Under our code of business conduct and ethics, our employees, officers and directors are discouraged from entering into any transaction that may cause a conflict of interest for us.

Board of Directors

The board is currently composed of 7 directors, none of whom is likely to qualify as an independent director based on the definition of independent director set forth in Rule 5605(a)(2) of the Nasdaq Marketplace rules. Because affiliates of ABRY own more than 50% of the voting common stock of Atlantic Broadband Group, LLC we would be a “controlled company” within the meaning of Rule 5615(c) of the Nasdaq Marketplace rules, which would qualify us for exemptions from certain governance rules of The Nasdaq Stock Market LLC, including the requirements that the board of directors be composed of a majority of independent directors.

ITEM 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2008 and 2009, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	2008	2009
Audit Fees	$452	$434
Audit Related Fees	15	168
Tax Fees	59	87
All Other Fees	2	2

Total	$528	$691

“Audit Fees” consisted of fees billed for services rendered for the audit of the Company’s financial statements, review of financial statements included in the Company’s quarterly reports on Form 10-Q, and other services normally provided in connection with statutory and regulatory filings.

“Audit Related Fees” consisted of fees billed for services rendered for a preliminary review of the Company’s internal controls and debt modifications.

“Tax Fees” consisted of fees billed for tax payment planning and property tax consultation services.

“All Other Fees” consisted of an annual software license for accounting related updates.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	The financial statements as indicated in the index set forth on page 59.

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits

EXHIBIT NUMBER	EXHIBIT

1.1	Purchase Agreement dated as of January 27, 2004 by and among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Cowen Securities Corporation.***

2.1	Asset Purchase Agreement dated as of September 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1a	First Amendment to the Asset Purchase Agreement, dated as of October 31, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1b	Second Amendment to the Asset Purchase Agreement, dated as of December 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1c	Third Amendment to the Asset Purchase Agreement, dated as of February 27, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

3.1	Certificate of Formation of Atlantic Broadband Finance, LLC.***

3.2	Certificate of Incorporation of Atlantic Broadband Finance, Inc.***

3.3	Certificate of Formation of Atlantic Broadband Management, LLC.***

3.4	Certificate of Formation of Atlantic Broadband (Miami), LLC.***

3.5	Certificate of Formation of Atlantic Broadband (Penn), LLC.***

3.6	Certificate of Formation Atlantic Broadband (Delmar), LLC.***

3.7a	Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

EXHIBIT NUMBER	EXHIBIT

3.7b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.8	By-laws of Atlantic Broadband Finance, Inc.***

3.9a	Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.9b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.10a	Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.10b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.11a	Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.11b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.12a	Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

3.12b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

4.1	Indenture, dated as of February 10, 2004, among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., the Guarantors and The Bank of New York, as trustee.***

4.2	Form of Note (included in Exhibit 4.1).**

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Credit Lyonnais New York Branch and Société Générale (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1a	Amendment No. 1 and Agreement, dated as of December 22, 2005 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1b	Amendment No. 2 and Agreement, dated as of March 6, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1c	Amendment No. 3 and Agreement, dated as of August 23, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).

10.1d	Amended and Restated Credit Agreement, dated as of March 7, 2007 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Calyon New York Branch and Société Générale (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007).

EXHIBIT NUMBER	EXHIBIT

10.1e	Amendment No. 1 dated as of June 8, 2009, to the Amended and Restated Credit Agreement dated as of March 7, 2007, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, the Subsidiary Guarantors party thereto, the several lenders from time to time party thereto, Société Générale, as Administrative Agent and the other Agents party thereto (incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed on June 9, 2009).

10.2	Security Agreement, dated as of March 1, 2004 made by Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, and the Guarantors in favor of Société Générale.***

10.3	Guarantee, dated as of March 1, 2004 by Atlantic Broadband Holdings I, LLC in favor of Société Générale.***

10.4	Guarantee, dated as of March 1, 2004 by and among each Subsidiary Guarantor in favor of Société Générale.***

10.5	Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004 of Atlantic Broadband Group, LLC, by and among Atlantic Broadband Group, LLC and certain Members and Option Holders.***

10.6	Members Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, ABRY Partners IV, L.P., the Members and Option Holders.***

10.7	Registration Rights Agreement, dated as of March 1, 2004, by and among Atlantic Broadband Group, LLC and the Members and Option Holders.***

10.8	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and David J. Keefe.***

10.9	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.***

10.10	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Patrick Bratton.***

10.11	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Almis Kuolas.***

10.12	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Chris Daly.***

10.13	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Matthew Murphy.***

10.14	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Richard Shea.***

10.15	Bill of Sale & Assignment and Assumption Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Telecable and Atlantic Broadband Finance, LLC.***

EXHIBIT NUMBER	EXHIBIT

10.16	Retained Franchise Management Agreement, dated as of March 1, 2004, by and between Hornell Television Service, Inc. and Atlantic Broadband Finance, LLC.***

10.17	Transition Services Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.18	Reimbursement Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, Atlantic Broadband Finance, LLC and ABRY Partners, LLC.***

10.19	Form of Incentive Unit Purchase Agreement.**

10.20	Asset Purchase Agreement among G Force LLC, Atlantic Broadband (SC) LLC and, solely for the purpose of Article VII therein, Atlantic Broadband Finance, LLC, dated as of July 13, 2006 (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.21	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and David J. Keefe (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.22	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Edward T. Holleran (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.23	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Patrick Bratton (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.24	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Almis Kuolas (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.25	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Chris Daly (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.26	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Matthew Murphy (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.27	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Richard Shea (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

EXHIBIT NUMBER	EXHIBIT

10.28	Management Services Agreement dated as of September 14, 2009 between Atlantic Broadband Finance, LLC, Grande Communications Networks, LLC and Grande Manager LLC (incorporated by reference to the Exhibit to the Company’s Report on Form 8-k filed on September 10, 2009).

10.29	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and David J. Keefe (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.30	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Edward T. Holleran (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.31	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Patrick Bratton (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.32	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Almis Kuolas (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.33	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Chris Daly (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.34	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Richard Shea (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

21.1	Subsidiaries of the Co-Registrants.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the corresponding Exhibit to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-11504) as filed on July 29, 2005.
***	Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-4 (File No. 333-11504) as filed on May 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2010.

ATLANTIC BROADBAND FINANCE, LLC

By:	/S/ DAVID J. KEEFE
David Keefe
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2010

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
Jack Langer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Atlantic Broadband Finance, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Broadband Finance, LLC and its subsidiaries at December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 24, 2010

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands)

	2009	2008
Assets
Current assets
Cash and cash equivalents	$14,696	$7,007
Accounts receivable—net of allowance for doubtful accounts of $387 and $479, respectively	10,128	9,055
Prepaid expenses and other current assets	1,707	1,774

Total current assets	26,531	17,836
Plant, property and equipment, net	194,221	204,065
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	1,843	283
Debt issuance costs, net	6,134	7,206

Total assets	$789,034	$789,695

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$33,601	$4,528
Current portion of capital lease obligation	—	199
Accrued interest	6,516	6,874
Accounts payable	13,034	13,293
Accrued expenses	12,686	10,733
Unearned service revenue	4,686	4,390

Total current liabilities	70,523	40,017
Long-term debt, net of current portion	556,759	610,122
Fair value of derivative instruments	—	1,821
Other long-term liabilities	2,190	2,206

Total liabilities	629,472	654,166

Commitments and contingencies (Note 13)
Member’s equity	149,138	164,478
Retained earnings (Accumulated deficit)	10,424	(28,949)

Total member’s equity	159,562	135,529

Total liabilities and member’s equity	$789,034	$789,695

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2009	2008	2007
Revenue	$301,714	$280,986	$251,672
Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	135,535	129,238	117,729
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	41,522	41,474	37,063
Impairment of franchise rights	—	23,428	—
Depreciation and amortization	41,784	43,386	49,372

Income from operations	82,873	43,460	47,508
Interest expense, net	40,702	48,949	51,228
Loss on extinguishment of debt	4,619	—	370
Net (gain) loss on derivative instruments	(1,821)	(1,218)	3,729

Net income (loss)	$39,373	$(4,271)	$(7,819)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2009, 2008 and 2007

(in thousands)

	Member’s Equity	Retain Earnings/ (Accumulated Deficit)	Total Member’s Equity
December 31, 2006	$262,400	$(16,859)	$245,541
Dividend to Parent	(87,723)	—	(87,723)
Net loss	—	(7,819)	(7,819)

December 31, 2007	174,677	(24,678)	149,999
Dividend to Parent	(10,199)	—	(10,199)
Net loss	—	(4,271)	(4,271)

December 31, 2008	164,478	(28,949)	135,529
Dividend to Parent	(15,340)	—	(15,340)
Net income	—	39,373	39,373

December 31, 2009	$149,138	$10,424	$159,562

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$39,373	$(4,271)	$(7,819)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Impairment of franchise rights	—	23,428	—
Depreciation and amortization	41,784	43,386	49,372
Amortization of debt issuance costs	2,418	2,288	3,189
Loss on extinguishment of debt	4,619	—	370
Net (gain) loss on derivative instrument	(1,821)	(1,218)	3,729
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(1,073)	(1,267)	(377)
Prepaid expenses and other current assets	147	(46)	(113)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(1,242)	(3,377)	(5,240)
Unearned service revenue	(1)	201	321

Net cash provided by operating activities	84,204	59,124	43,432

Cash flows from investing activities
Purchases of plant, property and equipment	(29,095)	(38,394)	(46,557)
Acquisition of cable systems	(1,626)	—	298

Net cash used in investing activities	(30,721)	(38,394)	(46,259)

Cash flows from financing activities
Proceeds from issuance of debt	—	—	104,500
Borrowings under revolving credit facility	—	8,000	8,000
Payments of revolving credit facility	(12,917)	(10,000)	(23,000)
Repayments of debt principal	(11,373)	(4,528)	(3,522)
Payments of capital lease obligations	(199)	(386)	(435)
Dividend to members	(15,340)	(10,199)	(87,723)
Payment of debt issuance costs	(5,965)	—	(1,853)

Net cash used in financing activities	(45,794)	(17,113)	(4,033)

Net change in cash and equivalents	7,689	3,617	(6,860)
Cash and cash equivalents, beginning of period	7,007	3,390	10,250

Cash and cash equivalents, end of period	$14,696	$7,007	$3,390

Supplemental disclosure of cash flow information
Interest paid	$38,512	$46,443	$50,295
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,562	2,748	4,561

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

Reclassification

The consolidated financial statements for prior years reflect certain reclassifications to conform to the current year presentation, which have no effect on amounts previously reported in the Company’s balance sheets, statements of operations or statements of cash flows.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

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

Segments

The Financial Accounting Standards Board (“FASB”) established authoritative guidance for reporting information about operating segments in annual financial statements and in interim financial reports issued to shareholders. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment.

The Company manages the Systems’ operations on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments using the FASB guidance. In light of the Systems’ similar services, means for delivery, similarity in type of customers, the use of a unified network, similar economic characteristics and other considerations across its geographic divisional operating structure, management has determined that the Systems have one reportable segment, broadband services.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of $23.4 million. The Company completed its annual impairment evaluation on March 1, 2009 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts, which would impact these annual impairment results, were noted as of December 31, 2009.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

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

Realizability of Long-Lived Assets

The carrying values of long-lived assets, which include construction material, property, plant and equipment, and other intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Any impairment loss would be measured as the amount by which the carrying amount exceeded the fair value, most likely determined by future discounted cash flows. Management believes that there have been no impairments as of December 31, 2009.

Debt Issuance Costs

Certain costs associated with issuance of the Company’s debt have been capitalized. These debt issuance costs are amortized over the life of the Credit Facility using the effective interest method. Amortization expense related to debt issuance costs charged to interest expense in 2009, 2008 and 2007 was $2,418, $2,288 and $3,189, respectively.

Deferred Credits

Deferred credits consist primarily of deferred launch incentives. The Company receives launch incentive payments from programmers. These incentive payments are deferred and recognized over the life of the related programming agreements as an offset to programming costs in direct expenses. To date, these amounts have not been material.

Revenue Recognition

Revenues are generally recognized when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectability is reasonably assured. Revenues from video, Internet access and telephony services are recognized based upon monthly service fees or fees per event. Revenue for customer fees, equipment rental, advertising and pay-per-view programming is recognized in the period that the services are delivered. Video and non-video installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Direct selling costs have exceeded installation revenue for the years ended December 31, 2009, 2008 and 2007, requiring no deferral of such revenue. Any programming incentive revenue received is deferred and recognized over the life of the underlying contract. Under the terms of the Company’s non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service to the local franchise authority. The Company normally passes these fees through to its cable subscribers and records these fees in revenue with a corresponding amount included in direct expenses.

Marketing Costs

The cost of marketing, advertising, and selling is expensed as incurred and are included in sales, general and administrative expenses. Marketing, advertising, and selling expense in 2009, 2008 and 2007 was $12,596, $13,223 and $11,479, respectively.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements (“Swaps”). The accounting standard requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. At December 31, 2008 and 2007, derivative instruments consist solely of Swaps which are used to reduce the Company’s exposure to interest rate fluctuations on its variable rate debt (see Note 8). At December 31, 2008 and 2007, the Swaps were recorded at fair value as a liability of $1,821 and $3,039, respectively. These agreements ended in March 2009, resulting in no assets or liabilities recorded at December 31, 2009.

The interest rate swap agreements are not designated as hedging instruments, accordingly, changes in fair values are recognized currently in earnings. The Company recorded a gain of $1,821 and $1,218 for the years ended December 31, 2009 and 2008, respectively, and a loss of $3,729 for the year ended December 31, 2007.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

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

In May 2009, the FASB issued authoritative guidance which requires an entity to evaluate events or transactions after the balance sheet date for potential recognition or disclosure. The Company adopted this guidance during the second quarter of 2009. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which establishes the FASB Accounting Standards Codification to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental agencies. The guidance, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. We adopted the Codification during the third quarter of 2009 which did not have any impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued authoritative guidance which clarifies the application of certain valuation techniques in circumstances in which a quoted price in an active market for the identical liability is not available and clarifies that when estimating the fair value of a liability, the fair value is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The guidance is effective was effective upon issuance. The adoption of this guidance did not have a material impact on our consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

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

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The guidance requires new disclosures about the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3. This guidance is effective for interim and annual periods beginning after December 15, 2009. The guidance also clarifies existing disclosures about the different classes of assets and liabilities measured at fair value and the valuation techniques and inputs used. This guidance is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not believe the effect of adopting this guidance will have a material impact on our consolidated financial statement.

4. Acquisitions

During 2009, the Company made one small acquisition of a dial-up internet provider for a total purchase price, excluding liabilities assumed, of $1,626, consisting mainly of subscriber relationships.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,
	2009	2008
Distribution facilities	$226,767	$210,237
Subscriber equipment	62,752	60,475
Headend equipment	43,816	39,918
Buildings and leasehold improvements	10,393	10,012
Office equipment and other	18,075	16,406
Vehicles and equipment	10,906	9,485
Land	1,996	1,992
Construction in progress	52	3
Material inventory	3,453	3,316

Total plant, property and equipment	378,210	351,844
Less: accumulated depreciation	183,989	147,779

Plant, property and equipment, net	$194,221	$204,065

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $41,501, $42,549 and $46,011, respectively.

6. Goodwill and Intangible Assets

The carrying value of goodwill at December 31, 2009 and 2008 was $35,905. For the fiscal years ended December 31, 2009 and 2008, there were no historical impairments and no additional goodwill recognized.

The carrying value of franchise rights at December 31, 2009 and 2008 was $524,400. For the fiscal years ended December 31, 2009 and 2008, there was no additional franchise rights recognized. There was no impairment charge on the franchise rights for the year ended December 31, 2009. For the year ended December 31, 2008, based on an interim impairment test, an impairment charge on the franchise rights of $23,428 was recorded.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

Intangible assets consist of the following as of December 31, 2009:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(45,411)	$1,843
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(47,611)	$1,843

Intangible assets consist of the following as of December 31, 2008:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$45,411	$(45,128)	$283
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$47,611	$(47,328)	$283

Amortization expense for the years ended December 31, 2009, 2008 and 2007 was $283, $837 and $3,361, respectively. Amortization expense on intangible assets with a definite life for the next five years as of December 31, 2009 is as follows:

Amortization Expense
2010	$614
2011	615
2012	614
Thereafter	—

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2009	2008
Franchise, copyright and revenue sharing fees	$2,752	$2,693
Payroll and related taxes	3,753	3,030
Other accrued expenses	6,181	5,010

Total accrued liabilities	$12,686	$10,733

8. Fair Value Measurements

On January 1, 2008, the Company adopted a newly issued authoritative guidance for fair value measurements of all financial assets and liabilities. Our adoption of this guidance did not impact our financial position, results of operations or liquidity. In accordance with the guidance, we elected to defer until January 1, 2009 the application of the authoritative guidance to fair value nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance for nonfinancial assets and liabilities did not have a material impact on our financial position, results of operations or liquidity.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

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

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of December 31, 2009 that we measured at fair value on a recurring basis.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

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

At December 31, 2009, there was $440,360 outstanding under the Term Loans and no borrowings under the Revolver. At December 31, 2008, there was $444,888 outstanding under the Term Loans and $12,917 under the Revolver. The carrying value of the Senior Credit Facility at December 31, 2009 and 2008 approximates fair value. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2009, 2008 and 2007 on the Term Note and Revolver was 4.82%, 5.97% and 8.28%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of December 31, 2009, there was approximately $67,500 of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $67.5 million until March 1, 2010, and $40.0 million until the termination date of March 1, 2012. The Revolver shall be paid in full on the termination date of March 1, 2012. Principal payments under the Senior Credit Facility for each year ending December 31, 2010 through maturity are as follows:

2010	$33,601
2011	91,223
2012	3,313
2013	312,223

$440,360

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150,000 of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at December 31, 2009 and 2008 approximates fair value.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

Debt Issuance Costs

For the year ended December 31, 2004, the Company capitalized $15,019 of debt issuance costs related to the Senior Credit Facility and the Notes. In 2006 the Company capitalized $1,200 of debt issuance costs related to the increased borrowings under the Senior Credit Facility to fund the acquisition of the G Force LLC assets. In 2007 the Company capitalized $917 of debt issuance costs related to the amendment to the Senior Credit Facility and increased Term Loan commitment. In 2009, the Company paid $5,965 of debt issuance costs related to the amendment to the Senior Credit Facility and extended revolver commitment. Debt issuance costs are amortized using the effective interest method over the term of the Senior Credit Facility.

Interest Rate Swap Agreements

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility related to these changes, in September 2006 the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years and a rate of 5.08%. These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,821 and $1,218 in other income for the years ended December 31, 2009 and 2008, respectively, and $3,729 in other expense for the year ended December 31, 2007.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at December 31, 2009, 2008 and 2007.

On March 6, 2007, the Company further amended its Senior Credit Agreement to increase capital expenditure limits and to adjust certain financial covenant ratios for periods beginning in 2007. The amended financial covenant ratios are less restrictive than the previously effective ratios.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6,900. This note had an interest rate of 6%, payable semi-annually, and was repaid on the third anniversary of the acquisition date in November 2009.

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77.6 million. The Company provided additional dividends totaling $10.1 million during the remainder of 2007, $10.1 million during the second quarter of 2008, $0.2 million during the second quarter of 2009 and $15.1 million during the fourth quarter of 2009. In March 2010, the Company declared a $15.0 million dividend to be paid March 31, 2010.

11. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $363 in Management Fees were recorded during the year ended December 31, 2009.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

12. Employee Benefits

401(k) Savings Plan

During 2004, the Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions subject to a limit of the first 5% of the participant’s compensation. During 2009, 2008 and 2007, the Company recorded $415, $474 and $432, respectively, of expense related to the 401(k) plan.

13. Commitments and contingencies

The Company currently leases office and warehouse space and equipment under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements for the years 2009, 2008 and 2007 was $793, $745 and $695, respectively.

The Company has entered into several lease commitments for equipment and facilities. Future minimum lease commitments under non-cancelable leases and service agreements as of December 31, 2009 are as follows:

Operating Leases
2010	$686
2011	571
2012	356
2013	282
2014	113
Thereafter	117

Total minimum lease payments	$2,125

In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

14. Valuation and Qualifying Accounts

Allowance for doubtful accounts roll forward:

	Balance at beginning of period	Charged in operations	Deductions	Balance at end of period
Year ended December 31, 2007	$447	$2,302	$(2,279)	$470
Year ended December 31, 2008	$470	$2,837	$(2,828)	$479
Year ended December 31, 2009	$479	$3,046	$(3,138)	$387