Form 10-Q
period 2010-03-31
Atlantic Broadband Finance, LLC
filed 2010-05-05
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

As of May 5, 2010, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$7,735	$14,696
Accounts receivable—net of allowance for doubtful accounts of $378 and $325, respectively	7,487	10,128
Prepaid expenses and other current assets	3,196	1,707

Total current assets	18,418	26,531
Plant, property and equipment, net	194,524	194,221
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	1,690	1,843
Debt issuance costs, net	5,497	6,134

Total assets	$780,434	$789,034

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$61,718	$33,601
Accrued interest	2,999	6,516
Accounts payable	15,275	13,034
Accrued expenses	10,435	12,686
Unearned service revenue	5,518	4,686

Total current liabilities	95,945	70,523
Long-term debt	527,031	556,759
Other long-term liabilities	2,186	2,190

Total liabilities	625,162	629,472

Member’s equity	134,138	149,138
Retained earnings	21,134	10,424

Total member’s equity	155,272	159,562

Total liabilities and member’s equity	$780,434	$789,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cable service revenue	$77,663	$73,767

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	35,821	33,849
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	10,151	9,959
Depreciation and amortization	10,401	10,881

Income from operations	21,290	19,078
Interest expense, net	10,580	10,294
Net gain on derivative instruments	—	(1,821)

Net income	$10,710	$10,605

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$10,710	$10,605
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,401	10,881
Amortization of debt issuance costs	637	573
Net gain on derivative instrument	—	(1,821)
Changes in operating assets and liabilities
Accounts receivable	2,641	1,144
Prepaid expenses and other current assets	(1,489)	(810)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(8,230)	(8,432)
Unearned service revenue	832	731

Net cash provided by operating activities	15,502	12,871

Cash flows from investing activities
Purchases of plant, property and equipment	(5,852)	(6,206)

Net cash used in investing activities	(5,852)	(6,206)

Cash flows from financing activities
Repayments of revolving credit facility	—	(10,000)
Repayments of debt principal	(1,611)	(1,132)
Payments of capital lease obligations	—	(53)
Dividend to members	(15,000)	—

Net cash used in financing activities	(16,611)	(11,185)

Net change in cash and equivalents	(6,961)	(4,520)
Cash and cash equivalents, beginning of period	14,696	7,007

Cash and cash equivalents, end of period	$7,735	$2,487

Supplemental disclosure of cash flow information
Interest paid	$13,460	$13,619
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	4,699	2,272

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

On March 31, 2010, the Company had approximately 275,000 cable, 139,000 residential high-speed Internet and 65,000 residential telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required to fund operations or capital expenditures. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. However, the Company can make no assurances that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. Should the Company fail to meet its expectations, the Company would look to draw down against the existing revolving credit facility, reduce capital expenditures, obtain additional financing, and/or refinance existing agreements; however, these borrowings and/or rates may not be available or favorable to the Company.

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one of more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of $23.4 million. As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented two of the Company’s four operating systems) were re-set to their estimated fair values as of December 31, 2008. The Company completed its annual impairment evaluation on March 1, 2010 and did not identify any impairment or note any reporting units at risk of failing the first step.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

Recently Issued Accounting Standards

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

In January 2010, the FASB issued amended guidance for fair value measurements and disclosures. The guidance requires new disclosures about the activity in Level 3 fair value measurements and the transfers between Levels 1, 2, and 3. The guidance also clarifies existing disclosures about the different classes of assets and liabilities measured at fair value and the valuation techniques and inputs used. This guidance is effective for interim and annual periods beginning after December 15, 2009, except for the separate disclosures of purchases, sales, issuances and settlements related to amounts reported as Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact, nor do we expect any future material impact to our consolidated financial statements as result of adopting the remaining guidance.

4. Fair Value Measurements

On January 1, 2008, the Company adopted authoritative guidance for fair value measurements of all financial assets and liabilities. Our adoption of this guidance did not impact our financial position, results of operations or liquidity. In accordance with the guidance, we elected to defer until January 1, 2009 the application of the authoritative guidance to fair value nonfinancial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance for nonfinancial assets and liabilities did not have a material impact on our financial position, results of operations or liquidity.

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

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of December 31, 2009 or March 31, 2010 that we measured at fair value on a recurring basis.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

5. Acquisitions

During 2009, the Company made one small acquisition of a dial-up internet provider for a total purchase price, excluding liabilities assumed, of $1,626, consisting mainly of subscriber relationships.

6. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Distribution facilities	$230,041	$226,767
Subscriber equipment	64,299	62,752
Headend equipment	45,627	43,816
Buildings and leasehold improvements	10,418	10,393
Office equipment and other	20,512	18,075
Vehicles and equipment	11,178	10,906
Land	1,996	1,996
Construction in progress	405	52
Material inventory	3,380	3,453

Total plant, property and equipment	387,856	378,210
Less: accumulated depreciation	193,332	183,989

Plant, property and equipment, net	$194,524	$194,221

Depreciation expense for the three months ended March 31, 2010 and 2009 was $10,248 and $10,754, respectively.

7. Goodwill and Intangible Assets

The carrying value of goodwill at March 31, 2010 and December 31, 2009 was $35,905. For the three months ended March 31, 2010 and 2009, there were no historical impairments and no additional goodwill recognized.

The carrying value of franchise rights at March 31, 2010 and December 31, 2009 was $524,400. For the three months ended March 31, 2010 and 2009, there were no historical impairments and no additional franchise rights recognized.

Intangible assets consist of the following as of March 31, 2010:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(45,564)	$1,690
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(47,764)	$1,690

Intangible assets consist of the following as of December 31, 2009:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(45,411)	$1,843
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(47,611)	$1,843

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

Amortization expense for the three months ended March 31, 2010 and 2009 was $153 and $127, respectively.

8. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Franchise, copyright and revenue sharing fees	$2,162	$2,752
Payroll and related taxes	2,438	3,753
Other accrued expenses	5,835	6,181

Total accrued liabilities	$10,435	$12,686

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

At March 31, 2010, there was $438.7 million outstanding under the Term Loans and no borrowings under the Revolver. At December 31, 2009, there was $440.4 million outstanding under the Term Loans and no borrowings under the Revolver. The carrying value of the Senior Credit Facility at March 31, 2010 and December 31, 2009 approximates fair value. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2010 and 2009 on the Term Loan and Revolver was 5.62% and 4.82%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

As of March 31, 2010, there was approximately $40.0 million of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $40.0 million until the termination date of March 1, 2012. The Revolver shall be paid in full on the termination date of March 1, 2012. Principal payments under the Senior Credit Facility for each year ending December 31, 2010 through maturity are as follows:

2010	$31,990
2011	91,223
2012	3,313
2013	312,223

$438,749

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150.0 million of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at March 31, 2010 and December 31, 2009 approximates fair value.

Interest Rate Swap Agreements

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225.0 million with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,821 in other income for the three months ended March 31, 2009.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at March 31, 2010 and December 31, 2009.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1.7 million in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77.6 million. The Company provided additional dividends totaling $10.1 million during the remainder of 2007, $10.1 million during the second quarter of 2008, $0.2 million during the second quarter of 2009, $15.1 million during the fourth quarter of 2009 and $15.0 million during the first quarter of 2010.

11. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $367 in Management Fees were recorded during the three months ended March 31, 2010. As of March 31, 2010, $433.0 in management fees and reimbursable expenses were unpaid and recorded in accounts receivable.

12. Contingencies

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

Historical Performance

Operating Data

	March 31, 2010	December 31, 2009	March 31, 2009
Equivalent Basic Units (“EBU’s”)	210,982	213,226	223,086
Digital subscribers	87,379	86,745	90,220
High Speed Data (“HSD”) residential subscribers	139,238	134,517	131,057
Telephone residential subscribers	64,538	62,290	54,969
Homes passed	506,517	506,365	504,068
Internet-ready homes passed	498,916	498,764	496,467
Telephone-ready homes passed	490,092	489,954	481,132
Basic subscribers	275,301	276,924	286,673

Basic penetration of homes passed	54.4%	54.7%	56.9%
Digital penetration of basic subscribers	31.7%	31.3%	31.5%
HSD penetration of internet-ready homes passed	27.9%	27.0%	26.4%
Telephone penetration of telephone-ready homes passed	13.2%	12.7%	11.4%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended March 31.
	2010		2009
	Amount	%	Amount	%
	(dollars in thousands)
Revenue:
Video	$40,708	52.4%	$40,872	55.4%
High Speed Data	14,550	18.7	12,851	17.4
Telephone	6,518	8.4	5,582	7.6
Advertising Sales	1,893	2.4	1,662	2.3
Commercial	7,971	10.3	6,939	9.4
Other	6,023	7.8	5,861	7.9

Total revenue	$77,663	100.0%	$73,767	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	35,821	46.1%	33,849	45.9%

Selling, general and administrative	10,151	13.1%	9,959	13.5%
Depreciation and amortization	10,401	13.4%	10,881	14.8%

Income from operations	21,290		19,078

Other Income (expenses):

Gain from derivative instruments	—		1,821

Interest expense, net	(10,580)		(10,294)

Net income	$10,710		$10,605

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009.

Revenue for the three months ended March 31, 2010 was $77.7 million as compared to $73.8 million for the three months ended March 31, 2009, an increase of $3.9 million or 5.3%. This increase was mainly the result of (i) an increase in high-speed data revenue of $1.7 million or 13.2% from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $0.9 million increase in telephone revenue generated by increases in subscriber levels and (iii) a $1.0 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect revenues to continue to increase resulting from subscriber growth in our residential digital and residential and commercial high-speed data and telephone service offerings.

Operating expenses for the three months ended March 31, 2010 were $35.8 million as compared to $33.8 million for the same period in 2009. The $2.0 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended March 31, 2010 were $10.2 million as compared to $10.0 million for the three months ended March 31, 2009, an increase of $0.2 million or 2.0%. This slight increase resulted from a $0.7 million increase in general and administrative costs mainly related to increases in salary and benefit costs, somewhat offset by a $0.5 million decrease in sales and marketing expenses due to the non-recurrence of certain one-time marketing campaign specific spending made in 2009. We expect to see continued increases in selling, general and administrative expenses as we maintain higher levels of marketing spending coupled with subscriber growth trends, with levels remaining relatively consistent as a percentage of revenues.

Depreciation of property and equipment and amortization expense was $10.4 million for the three months ended March 31, 2010, compared with $10.9 million for the same period in 2009, a decrease of $0.5 million or 4.4%. This slight decrease is the result of lower levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the three months ended March 31, 2010 was $21.3 million as compared to $19.1 million for the same period in 2009 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.8 million in other income for the three months ended March 31, 2009. As no swaps were in place during the three months ended March 31, 2010, there was no charge for this corresponding period

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2010 was $10.6 million as compared to $10.3 million for the three months ended March 31, 2009. This increase was primarily attributable to higher interest rate spreads resulting from the June 2009 amendment to our Senior Credit Agreement.

As a result of the factors described above, the net income was $10.7 million for the three months ended March 31, 2010 as compared to $10.6 million for the three months ended March 31, 2009.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility of $40.0 million at March 31, 2010, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our Senior Credit Facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of March 31, 2010, the Company has total debt outstanding of $588.7 million.

We have a $478.7 million Senior Credit Facility, consisting of a $40.0 million Revolver and a $438.7 million Term Loan. At March 31, 2010, none of the Revolver was outstanding, with $40.0 million of unused senior credit commitments under the revolving credit facility. The Revolver commitment terminates on March 1, 2012. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The Extended Term Loans mature on June 2013, and the remaining outstanding Term Loan debt of $117.4 million matures in September 2011.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of March 31, 2010 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Senior secured credit facilities	$438,749	$31,990	$91,223	$3,313	$312,223	$—	$—
9 3/ 8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	150,000	—
Cash interest	124,273	29,012	36,564	35,277	22,834	586	—
Operating leases	1,953	514	571	356	282	113	117

Total cash contractual obligations	$714,975	$61,516	$128,358	$38,946	$335,339	$150,699	$117

Cash Flows

Cash provided by operations increased to $15.5 million for the three months ended March 31, 2010 as compared to $12.9 million for the same period in 2009. This is mainly the result of the increase in the Company’s Income from Operations as discussed above.

Cash used in investing activities decreased to $5.9 million for the three months ended March 31, 2010 from $6.2 million for the same period in 2009. This decrease is the result of capital expenditures decreasing to a level consistent with a maintenance mode of operating, with higher percentages of spending on customer premise equipment and additional infrastructure costs associated with subscriber levels as opposed to major rebuild and product launch projects.

Cash used in financing activities for the three months ended March 31, 2010 included a $15.0 million dividend to its members.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$20,327	$22,527	$24,727	$26,927	$29,127
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$34,390	$36,590	$38,790	$40,990	$43,190

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under the authoritative guidance associated with accounting for derivative instruments and hedging activities, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes. At March 31, 2010, the Company had no interest rate swap agreements in place.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2010 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2009 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a) Exhibits

31.1	Certification of David J. Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Patrick Bratton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2010.

Atlantic Broadband Finance, LLC

/S/ DAVID J. KEEFE
David J. Keefe
Chief Executive Officer and Director

/S/ PATRICK BRATTON
Patrick Bratton
Chief Financial Officer