Form 10-Q
period 2010-06-30
Atlantic Broadband Finance, LLC
filed 2010-08-11
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

As of August 11, 2010, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$24,779	$14,696
Accounts receivable—net of allowance for doubtful accounts of $382 and $387, respectively	8,317	10,128
Prepaid expenses and other current assets	2,653	1,707

Total current assets	35,749	26,531
Plant, property and equipment, net	191,762	194,221
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	1,536	1,843
Debt issuance costs, net	4,861	6,134

Total assets	$794,213	$789,034

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$90,316	$33,601
Accrued interest	6,515	6,516
Accounts payable	12,938	13,034
Accrued expenses	11,696	12,686
Unearned service revenue	4,911	4,686

Total current liabilities	126,376	70,523
Long-term debt	497,302	556,759
Other long-term liabilities	2,188	2,190

Total liabilities	625,866	629,472

Member’s equity	133,978	149,138
Retained earnings	34,369	10,424

Total member’s equity	168,347	159,562

Total liabilities and member’s equity	$794,213	$789,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cable service revenue	$79,455	$75,283	$157,118	$149,050

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	35,591	33,945	71,412	67,794
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	9,475	10,590	19,626	20,549
Depreciation and amortization	10,649	10,283	21,050	21,164

Income from operations	23,740	20,465	45,030	39,543
Interest expense	10,505	8,876	21,085	19,170
Loss on extinguishment of debt	—	4,619	—	4,619
Net (gain) on derivative instruments	—	—	—	(1,821)

Net income	$13,235	$6,970	$23,945	$17,575

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$23,945	$17,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,050	21,164
Amortization of debt issuance costs	1,273	1,144
Loss on extinguishment of debt	—	4,619
Net gain on derivative instrument	—	(1,821)
Changes in operating assets and liabilities
Accounts receivable	1,811	1,196
Prepaid expenses and other current assets	(946)	(385)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(3,867)	(4,652)
Unearned service revenue	225	(219)

Net cash provided by operating activities	43,491	38,621

Cash flows from investing activities
Purchases of plant, property and equipment	(15,506)	(13,701)

Net cash used in investing activities	(15,506)	(13,701)

Cash flows from financing activities
Repayments of revolving credit facility	—	(12,917)
Repayments of debt principal	(2,742)	(2,264)
Payments of capital lease obligations	—	(98)
Payment of deferred issuance costs	—	(5,965)
Dividend to members	(15,160)	(220)

Net cash used in financing activities	(17,902)	(21,464)

Net change in cash and equivalents	10,083	3,456
Cash and cash equivalents, beginning of period	14,696	7,007

Cash and cash equivalents, end of period	$24,779	$10,463

Supplemental disclosure of cash flow information
Interest paid	$19,813	$18,282
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,778	2,100

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

On June 30, 2010, the Company had approximately 272,000 cable, 138,000 residential high-speed Internet and 66,000 residential telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

2. Risks and Uncertainties

The Company’s future operations involve a number of risks and uncertainties. Factors that could affect future operating results and cause actual results to vary from historical results include, but are not limited to, growth of its subscriber base and the Company’s ability to service its debt and operations with existing cash flows.

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required to fund operations or capital expenditures. Operating cash flows, along with availability under the Company’s revolving credit facility, are expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. However, the Company can make no assurances that its business will generate sufficient cash flow from operations or that existing available cash or future borrowings will be available to it under the Senior Credit Facility in an amount sufficient to enable it to pay its indebtedness or to fund its other liquidity needs. Should the Company fail to meet its expectations, the Company would look to reduce capital expenditures, obtain additional financing, and/or refinance existing agreements; however, these borrowings and/or rates may not be available or favorable to the Company.

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except where indicated)

(Unaudited)

indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—Continued

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—Continued

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

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of December 31, 2009 or June 30, 2010 that we measured at fair value on a recurring basis.

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except where indicated)

(Unaudited)

5. Acquisitions

In December 2009, the Company made one small acquisition of a dial-up internet provider for a total purchase price, excluding liabilities assumed, of $1,626, consisting mainly of subscriber relationships which are being amortized over three years.

6. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	June 30, 2010	December 31, 2009
Distribution facilities	$233,207	$226,767
Subscriber equipment	65,355	62,752
Headend equipment	46,856	43,816
Buildings and leasehold improvements	10,593	10,393
Office equipment and other	20,672	18,075
Vehicles and equipment	11,588	10,906
Land	2,009	1,996
Construction in progress	866	52
Material inventory	3,357	3,453

Total plant, property and equipment	394,503	378,210
Less: accumulated depreciation	202,741	183,989

Plant, property and equipment, net	$191,762	$194,221

Depreciation expense for the three and six months ended June 30, 2010 was $10,495 and $20,743, respectively, and for the three and six month ended June 30, 2009 was $10,216 and $20,970, respectively.

7. Goodwill and Intangible Assets

The carrying value of goodwill at June 30, 2010 and December 31, 2009 was $35,905. For the three and six months ended June 30, 2010 and 2009, there were no impairments and no additional goodwill recognized.

The carrying value of franchise rights at June 30, 2010 and December 31, 2009 was $524,400. For the three and six months ended June 30, 2010 and 2009, there were no impairments and no additional franchise rights recognized.

Intangible assets consist of the following as of June 30, 2010:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(45,718)	$1,536
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(47,918)	$1,536

Intangible assets consist of the following as of December 31, 2009:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(45,411)	$1,843
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(47,611)	$1,843

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except where indicated)

(Unaudited)

Amortization expense for the three and six months ended June 30, 2010 was $154 and $307, respectively, and for the three and six months ended June 30, 2009 was $67 and $194, respectively.

8. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Franchise, copyright and revenue sharing fees	$2,425	$2,752
Payroll and related taxes	2,444	3,753
Other accrued expenses	6,827	6,181

Total accrued liabilities	$11,696	$12,686

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

On June 8, 2009, the Company amended its Senior Credit Facility to extend the maturity date of $325.0 million in Term Loan principal from September 2011 to June 2013 (the “Extended Term Loans”). The remaining outstanding Term Loan debt of $118.8 million remained unchanged, with quarterly principal payments due through its maturity in September 2011. In addition, $40.0 million in revolving credit commitment was extended from March 1, 2010 to March 1, 2012 (the “Extended Revolving Credit Commitments”). As a result of the modification to the Senior Credit Facility, the Company incurred $5.9 million of debt financing costs, $4.6 million of which was expensed as a loss on extinguishment of debt and the remaining $1.3 million is being amortized to interest expense over the remaining life of the Senior Credit Facility.

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

At June 30, 2010, there was $437.6 million outstanding under the Term Loans and no borrowings under the Revolver. At December 31, 2009, there was $440.4 million outstanding under the Term Loans and no borrowings under the Revolver. The carrying value of the Senior Credit Facility at June 30, 2010 and December 31, 2009 approximates fair value. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2010 and 2009 on the Term Loan and Revolver was 5.66% and 4.82%,

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except where indicated)

(Unaudited)

respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of June 30, 2010, there was approximately $40.0 million of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company believes that the cash generated from operations along with availability under the revolving credit facility will be sufficient to meet its debt service, capital expenditures and working capital requirements for at least the next twelve months.

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $40.0 million until the termination date of March 1, 2012. The Revolver shall be paid in full on the termination date of March 1, 2012. As of June 30, 2010, principal payments under the Senior Credit Facility for each period ending December 31, 2010 through maturity are as follows:

2010	$30,859
2011	91,223
2012	3,313
2013	312,223

$437,618

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150.0 million of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at June 30, 2010 and December 31, 2009 approximates fair value.

Interest Rate Swap Agreements

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225.0 million with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,821 in other income for the six months ended June 30, 2009.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at June 30, 2010 and December 31, 2009.

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

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—Continued

(Dollars in thousands, except where indicated)

(Unaudited)

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1.7 million in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. In March 2007, the Company provided a dividend to its members of $77.6 million. The Company provided additional dividends totaling $10.1 million during the remainder of 2007, $10.1million during the second quarter of 2008, $0.2 million during the second quarter of 2009, $15.1 million during the fourth quarter of 2009, $15.0 million during the first quarter of 2010 and $0.2 million during the second quarter of 2010.

11. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $423 and $790 in Management Fees were recorded during the three and six months ended June 30, 2010, respectively. As of June 30, 2010, $599 in management fees and reimbursable expenses were unpaid and recorded in accounts receivable.

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

Historical Performance

Operating Data

	June 30, 2010	December 31, 2009	June 30, 2009
Equivalent Basic Units (“EBU’s”)	206,900	213,226	220,328
Digital subscribers	87,113	86,745	88,559
High Speed Data (“HSD”) residential subscribers	138,429	134,517	131,669
Telephone residential subscribers	65,948	62,290	57,277
Homes passed	507,634	506,365	505,812
Internet-ready homes passed	500,033	498,764	498,211
Telephone-ready homes passed	491,658	489,954	486,625
Basic subscribers	272,160	276,924	283,790

Basic penetration of homes passed	53.6%	54.7%	56.1%
Digital penetration of basic subscribers	32.0%	31.3%	31.2%
HSD penetration of internet-ready homes passed	27.7%	27.0%	26.4%
Telephone penetration of telephone-ready homes passed	13.4%	12.7%	11.8%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$41,568	52.3%	$41,466	55.1%	$82,276	52.4%	$82,338	55.2%
High Speed Data	15,044	18.9	13,149	17.5	29,594	18.8	26,000	17.4
Telephone	6,746	8.5	5,846	7.7	13,264	8.5	11,428	7.7
Advertising Sales	1,926	2.4	1,652	2.2	3,819	2.4	3,314	2.2
Commercial	8,256	10.4	7,299	9.7	16,227	10.3	14,238	9.6
Other	5,915	7.5	5,871	7.8	11,938	7.6	11,732	7.9

Total revenue	$79,455	100.0%	$75,283	100.0%	$157,118	100.0%	$149,050	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	35,591	44.8%	33,945	45.1%	71,412	45.5%	67,794	45.5%
Selling, general and administrative	9,475	11.9%	10,590	14.1%	19,626	12.5%	20,549	13.8%
Depreciation and amortization	10,649	13.4%	10,283	13.7%	21,050	13.4%	21,164	14.2%

Income from operations	23,740		20,465		45,030		39,543

Other Income (expenses):
Gain from derivative instruments	—		—		—		1,821
Loss on extinguishment of debt	—		(4,619)		—		(4,619)
Interest expense	(10,505)		(8,876)		(21,085)		(19,170)

Net income	$13,235		$6,970		$23,945		$17,575

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009.

Revenue for the three months ended June 30, 2010 was $79.5 million as compared to $75.3 million for the three months ended June 30, 2009, an increase of $4.2 million or 5.6%. This increase was mainly the result of (i) an increase in high-speed data revenue of $1.9 million or 14.4% from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $0.9 million increase in telephone revenue generated by increases in subscriber levels and (iii) a $1.0 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect revenues to continue to increase resulting from subscriber growth in our residential digital and residential and commercial high-speed data and telephone service offerings.

Operating expenses for the three months ended June 30, 2010 were $35.6 million as compared to $33.9 million for the same period in 2009. The $1.7 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended June 30, 2010 were $9.5 million as compared to $10.6 million for the three months ended June 30, 2009, a decrease of $1.1 million or 10.4%. This decrease is the result of the reduction in general and administrative expenses of $0.4 million resulting from the management fee charged to Grande during the quarter, a $0.3 million decrease in bad debt expense due to the implementation of customer credit scoring in mid-2009 and a moderate $0.3 million reduction in marketing expenses due to overall slow gross subscriber connect activity. We expect to see relatively stable levels in selling, general and administrative expenses, with levels remaining relatively consistent as a percentage of revenues, offset by the continued management fee charge to Grande.

Depreciation of plant, property and equipment and amortization expense was $10.6 million for the three months ended June 30, 2010, compared with $10.3 million for the same period in 2009, an increase of $0.3 million or 2.9%. This slight increase is the result of higher levels of capital expenditures in the first half of 2010 as compared to prior years as we make continued investment in our video offering, with all-digital conversions in MD and DE, and in our HSD offering with the upgrade to DOCSIS 3.0 in our Miami Beach system.

Income from operations for the three months ended June 30, 2010 was $23.7 million as compared to $20.5 million for the same period in 2009 for the reasons described above.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2010 was $10.5 million as compared to $8.9 million for the three months ended June 30, 2009. This increase was primarily attributable to higher interest rate spreads resulting from the June 2009 amendment to our Senior Credit Agreement.

The Company recognized a loss of $4.6 million related to costs incurred in conjunction with the June 8, 2009 amendment to the Senior Credit Agreement the Company as defined in Note 9.

As a result of the factors described above, the net income was $13.2 million for the three months ended June 30, 2010 as compared to $7.0 million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue for the six months ended June 30, 2010 was $157.1 million as compared to $149.1 million for the six months ended June 30, 2009, an increase of $8.0 million or 5.4%. This increase was mainly the result of a (i) a $3.6 million or 13.8% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (iii) a $1.8 million increase in telephone revenue generated by this service offering through subscriber growth and (iv) a $2.0 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts.

Operating expenses for the six months ended June 30, 2010 were $71.4 million as compared to $67.8 million for the same period in 2009. The $3.6 million or 5.3% increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels direct costs associated with our continued expansion of high speed data and cable telephony services.

Selling, general and administrative expenses for the six months ended June 30, 2010 were $19.6 million as compared to $20.5 million for the six months ended June 30, 2009, a decrease of $0.9 million or 4.4%. This decrease is the result of the reduction in general and administrative expenses of $0.8 million resulting from the management fee charged to Grande during the period, coupled with a $0.3 million decrease in bad debt expense due to the implementation of customer credit scoring in mid-2009, somewhat offset by higher levels of third party contractor costs incurred in an effort to investigate variable expense savings incurred during the first half of 2010.

Depreciation of plant, property and equipment and amortization expense was $21.1 million for the six months ended June 30, 2010, compared with $21.2 million for the same period in 2009, a decrease of only $0.1 million. This slight decrease is the result of relatively consistent levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the six months ended June 30, 2010 was $45.0 million as compared to $39.5 million for the same period in 2009 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.8 million in other income for the six months ended June 30, 2009. As no swaps were in place during the six months ended June 30, 2010, there was no charge for this corresponding period

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2010 was $21.1 million as compared to $19.2 million for the six months ended June 30, 2009. This $1.9 million increase was primarily attributable to higher interest rate spreads resulting from the June 2009 amendment to our Senior Credit Agreement.

The Company recognized a loss of $4.6 million related to costs incurred in conjunction with the June 8, 2009 amendment to the Senior Credit Agreement the Company as defined in Note 9.

As a result of the factors described above, the net income was $23.9 million for the six months ended June 30, 2010 as compared to a net income of $17.6 million for the six months ended June 30, 2009.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility of $40.0 million at June 30, 2010, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our Senior Credit Facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of June 30, 2010, the Company has total debt outstanding of $587.6 million.

We have a $477.6 million Senior Credit Facility, consisting of a $40.0 million Revolver and a $437.6 million Term Loan. At June 30, 2010, none of the Revolver was outstanding, with $40.0 million of unused senior credit commitments under the revolving credit facility. The Revolver commitment terminates on March 1, 2012. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

The Extended Term Loans mature in June 2013, and the remaining outstanding Term Loan debt of $117.1 million matures in September 2011.

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

We believe that the cash generated from operations along with availability under our revolving credit facility will be sufficient to meet our debt service, capital expenditures and working capital requirements for the foreseeable future. Subject to restrictions on our Senior Credit Facility and the indenture governing our Senior Subordinated Notes, we may incur more debt for working capital, capital expenditures, acquisitions and for other purposes. In addition, we may require additional financing if our plans materially change in an adverse manner or prove to be materially inaccurate. There can be no assurance that such financing, if permitted under the terms of our debt agreement, will be available on terms acceptable to us or at all.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of June 30, 2010 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Senior secured credit facilities	$437,618	$30,859	$91,223	$3,313	$312,223	$—	$—
9 3/ 8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	150,000	—
Cash interest	114,827	19,466	36,664	35,277	22,834	586	—
Operating leases	1,782	343	571	356	282	113	117

Total cash contractual obligations	$704,227	$50,668	$128,458	$38,946	$335,339	$150,699	$117

Cash Flows

Cash provided by operations increased to $43.5 million for the six months ended June 30, 2010 as compared to $38.6 million for the same period in 2009. This is mainly the result of the increase in the Company’s Income from Operations as discussed above.

Cash used in investing activities increased to $15.5 million for the six months ended June 30, 2010 from $13.7 million for the same period in 2009. This increase is the result of higher levels of capital expenditures in the first half of 2010 as compared to prior years as we make continued investment in our video offering, with all-digital conversions in MD and DE, and in our HSD offering with the upgrade to DOCSIS 3.0 in our Miami Beach system.

Cash used in financing activities for the six months ended June 30, 2010 included $15.2 million in dividends to its members.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$20,455	$22,649	$24,844	$27,039	$29,233
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$34,518	$36,712	$38,907	$41,102	$43,296

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under the authoritative guidance associated with accounting for derivative instruments and hedging activities, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes. At June 30, 2010, the Company had no interest rate swap agreements in place.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2010 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2010.

Atlantic Broadband Finance, LLC

/S/ DAVID J. KEEFE
David J. Keefe
Chief Executive Officer and Director

/S/ PATRICK BRATTON
Patrick Bratton
Chief Financial Officer