Form 10-Q
period 2010-09-30
Atlantic Broadband Finance, LLC
filed 2010-11-08
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010

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

As of November 8, 2010, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	September 30, 2010	December 31, 2009
Assets
Current assets
Cash and cash equivalents	$37,061	$14,696
Accounts receivable—net of allowance for doubtful accounts of $355 and $387, respectively	8,848	10,128
Prepaid expenses and other current assets	2,100	1,707

Total current assets	48,009	26,531
Plant, property and equipment, net	190,678	194,221
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	1,382	1,843
Debt issuance costs, net	4,224	6,134

Total assets	$804,598	$789,034

Liabilities and Member’s Equity
Current liabilities
Current portion of long-term debt	$120,124	$33,601
Accrued interest	2,999	6,516
Accounts payable	14,211	13,034
Accrued expenses	12,704	12,686
Unearned service revenue	4,356	4,686

Total current liabilities	154,394	70,523
Long-term debt	466,364	556,759
Other long-term liabilities	2,187	2,190

Total liabilities	622,945	629,472

Member’s equity
Member’s equity	133,899	149,138
Retained earnings	47,754	10,424

Total member’s equity	181,653	159,562

Total liabilities and member’s equity	$804,598	$789,034

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cable service revenue	$79,225	$75,573	$236,343	$224,623

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	34,776	33,306	106,188	101,100
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	9,658	10,191	29,284	30,740
Depreciation and amortization	10,774	10,312	31,824	31,476

Income from operations	24,017	21,764	69,047	61,307
Interest expense	10,632	10,858	31,717	30,028
Loss on extinguishment of debt	—	—	—	4,619
Net gain on derivative instruments	—	—	—	(1,821)

Net income	$13,385	$10,906	$37,330	$28,481

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$37,330	$28,481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,824	31,476
Amortization of debt issuance costs	1,910	1,781
Loss on extinguishment of debt	—	4,619
Net gain on derivative instrument	—	(1,821)
Changes in operating assets and liabilities
Accounts receivable	1,280	1,207
Prepaid expenses and other current assets	(393)	(501)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(4,848)	(5,981)
Unearned service revenue	(330)	81

Net cash provided by operating activities	66,773	59,342

Cash flows from investing activities
Purchases of plant, property and equipment	(25,297)	(21,499)

Net cash used in investing activities	(25,297)	(21,499)

Cash flows from financing activities
Repayments of revolving credit facility	—	(12,917)
Repayments of debt principal	(3,872)	(3,396)
Payments of capital lease obligations	—	(143)
Payment of deferred issuance costs	—	(5,965)
Dividend to member	(15,239)	(220)

Net cash used in financing activities	(19,111)	(22,641)

Net change in cash and equivalents	22,365	15,202
Cash and cash equivalents, beginning of period	14,696	7,007

Cash and cash equivalents, end of period	$37,061	$22,209

Supplemental disclosure of cash flow information
Interest paid	$33,323	$31,914
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,523	1,517

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

On September 3, 2003, the Company entered into a definitive asset purchase agreement with affiliates of Charter Communications, Inc. (“Charter”) to purchase certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware and New York (together with the Aiken, SC system referred to below, the “Systems”) for approximately $738.1 million, subject to closing adjustments. The Company obtained equity and debt financing to fund the acquisition, which was consummated on March 1, 2004. On July 13, 2006, the Company entered into a definitive asset purchase agreement to purchase substantially all of the assets of G Force LLC, owner of certain cable systems in South Carolina for approximately $62.0 million. We obtained additional debt financing and issued a note payable to the seller of the assets to fund this transaction which was consummated on November 1, 2006. The note was paid in full in November 2009.

The Systems offer their customers traditional cable video programming as well as high-speed data and telephony services and other advanced video related broadband services such as high definition television. The Systems sell their video programming, high-speed data, telephony and advanced broadband cable services on a subscription basis.

On September 30, 2010, the Company had approximately 269,000 cable, 140,000 residential high-speed Internet and 67,000 residential telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities, derivative financial instruments and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives of plant, property and equipment and finite-lived intangible assets, the recoverability of the carrying values of goodwill, other intangible assets and plant, property and equipment (which include capitalized labor and overhead costs) and commitments and contingencies. Actual results could differ from those estimates.

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

The Company manages the Systems’ operations on the basis of geographic divisional operating segments. The Company has evaluated the criteria for aggregation of the geographic operating segments using the FASB standard. In light of the Systems’ similar services, means for delivery, similarity in type of customers, the use of a unified network, similar economic characteristics and other considerations across its geographic divisional operating structure, management has determined that the Systems constitute one reportable segment, broadband services.

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

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of December 31, 2009 or September 30, 2010 that we measured at fair value on a recurring basis.

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

6. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	September 30, 2010	December 31, 2009
Distribution facilities	$237,171	$226,767
Subscriber equipment	67,000	62,752
Headend equipment	47,611	43,816
Buildings and leasehold improvements	10,756	10,393
Office equipment and other	21,098	18,075
Vehicles and equipment	11,936	10,906
Land	2,010	1,996
Construction in progress	1,476	52
Material inventory	3,285	3,453

Total plant, property and equipment	402,343	378,210
Less: accumulated depreciation	211,665	183,989

Plant, property and equipment, net	$190,678	$194,221

Depreciation expense for the three and nine months ended September 30, 2010 was $10,620 and $31,363, respectively, and for the three and nine month ended September 30, 2009 was $10,246 and $31,216, respectively.

7. Goodwill and Intangible Assets

The carrying value of goodwill at September 30, 2010 and December 31, 2009 was $35,905. For the three and nine months ended September 30, 2010 and 2009, there were no impairments and no additional goodwill recognized.

The carrying value of franchise rights at September 30, 2010 and December 31, 2009 was $524,400. For the three and nine months ended September 30, 2010 and 2009, there were no impairments and no additional franchise rights recognized.

Intangible assets consist of the following as of September 30, 2010:

	Cost	Accumulated Amortization	Net intangible asset

Subscriber relationships	$47,254	$(45,872)	$1,382

Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,072)	$1,382

Intangible assets consist of the following as of December 31, 2009:

	Cost	Accumulated Amortization	Net intangible asset

Subscriber relationships	$47,254	$(45,411)	$1,843

Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(47,611)	$1,843

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

Amortization expense for the three and nine months ended September 30, 2010 was $154 and $461, respectively, and for the three and nine months ended September 30, 2009 was $66 and $260, respectively.

8. Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2010	December 31, 2009
Franchise, copyright and revenue sharing fees	$2,644	$2,752
Payroll and related taxes	3,541	3,753
Other accrued expenses	6,519	6,181

Total accrued liabilities	$12,704	$12,686

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

At September 30, 2010, there was $436.5 million outstanding under the Term Loans and no borrowings under the Revolver. At December 31, 2009, there was $440.4 million outstanding under the Term Loans and no borrowings under the Revolver. The carrying value of the Senior Credit Facility at September 30, 2010 and December 31, 2009 approximates fair value. The interest rate on the Senior Credit Facility will be, at the election of the Company, based on either a Eurodollar or a Base Rate option, each as defined in the credit agreement, plus a spread ranging between 1.0% and 3.25%. Excluding the interest rate swaps, the weighted average interest rate for 2010 and 2009 on the Term Loan and Revolver was 5.71% and

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

4.53%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of September 30, 2010, there was approximately $40.0 million of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

Term Loan installments began on June 30, 2006. The Revolver shall be paid such that the amount outstanding shall not exceed $40.0 million until the termination date of March 1, 2012. The Revolver shall be paid in full on the termination date of March 1, 2012. As of September 30, 2010, principal payments under the Senior Credit Facility for each period ending December 31 through maturity are as follows:

2010	$29,729
2011	91,223
2012	3,313
2013	312,223

$436,488

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150.0 million of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at September 30, 2010 and December 31, 2009 approximates fair value.

Interest Rate Swap Agreements

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225.0 million with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,821 in other income for the nine months ended September 30, 2009.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at September 30, 2010 and December 31, 2009.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6.9 million. This note had an interest rate of 6%, payable semi-annually, and was repaid on the third anniversary of the acquisition date in November 2009.

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1.7 million in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. In March 2007,

ATLANTIC BROADBAND FINANCE, LLC

Notes to Condensed Consolidated Financial Statements—(Continued)

(Dollars in thousands, except where indicated)

(Unaudited)

the Company provided a dividend to its members of $77.6 million. The Company provided additional dividends totaling $10.1 million during the remainder of 2007, $10.2 million during 2008, $15.3 million during 2009 and $15.2 million during the nine months ended September 30, 2010.

11. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $461 and $1,251 in Management Fees were recorded during the three and nine months ended September 30, 2010, respectively. As the Agreement was signed in September 2009, there was no Management Fee recorded during the three and nine months ended September 30, 2009. As of September 30, 2010, $667 in management fees and reimbursable expenses were unpaid and recorded in accounts receivable.

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

Historical Performance

Operating Data

	September 30, 2010	December 31, 2009	September 30, 2009
Equivalent Basic Units (“EBU’s”)	204,264	213,226	216,002
Digital subscribers	89,767	86,745	86,279
High Speed Data (“HSD”) residential subscribers	140,362	134,517	132,234
Telephone residential subscribers	67,463	62,290	59,983
Homes passed	509,159	506,365	504,836
Internet-ready homes passed	501,558	498,764	497,235
Telephone-ready homes passed	493,377	489,954	488,426
Basic subscribers	268,762	276,924	279,379

Basic penetration of homes passed	52.8%	54.7%	55.3%
Digital penetration of basic subscribers	33.4%	31.3%	30.9%
HSD penetration of internet-ready homes passed	28.0%	27.0%	26.6%
Telephone penetration of telephone-ready homes passed	13.7%	12.7%	12.3%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$40,778	51.5%	$41,076	54.4%	$123,054	52.1%	$123,414	54.9%
High Speed Data	15,172	19.2	13,315	17.6	44,766	18.9	39,315	17.5
Telephone	6,916	8.7	6,079	8.0	20,180	8.5	17,507	7.8
Advertising Sales	1,921	2.4	1,710	2.3	5,740	2.4	5,024	2.2
Commercial	8,483	10.7	7,465	9.9	24,710	10.5	21,703	9.7
Other	5,955	7.5	5,928	7.8	17,893	7.6	17,660	7.9

Total revenue	$79,225	100.0%	$75,573	100.0%	$236,343	100.0%	$224,623	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	34,776	43.9%	33,306	44.1%	106,188	44.9%	101,100	45.0%
Selling, general and administrative	9,658	12.2%	10,191	13.5%	29,284	12.4%	30,740	13.7%
Depreciation and amortization	10,774	13.6%	10,312	13.6%	31,824	13.5%	31,476	14.0%

Income from operations	24,017		21,764		69,047		61,307

Other Income (expenses):

Gain from derivative instruments	—		—		—		1,821
Loss on extinguishment of debt	—		—		—		(4,619)
Interest expense	(10,632)		(10,858)		(31,717)		(30,028)

Net income	$13,385		$10,906		$37,330		$28,481

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009.

Revenue for the three months ended September 30, 2010 was $79.2 million as compared to $75.6 million for the three months ended September 30, 2009, an increase of $3.6 million or 4.8%. This increase was mainly the result of (i) an increase in high-speed data revenue of $1.9 million or 13.9% from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $0.8 million increase in telephone revenue generated by increases in subscriber levels and (iii) a $1.0 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect revenues to continue to increase resulting from subscriber growth in our residential digital and residential and commercial high-speed data and telephone service offerings.

Operating expenses for the three months ended September 30, 2010 were $34.8 million as compared to $33.3 million for the same period in 2009. The $1.5 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended September 30, 2010 were $9.7 million as compared to $10.2 million for the three months ended September 30, 2009, a decrease of $0.5 million or 5.2%. This decrease is the result of the reduction in general and administrative expenses of $0.5 million resulting from the management fee charged to Grande during the quarter, a $0.3 million decrease in bad debt expense due to the implementation of customer credit scoring in mid-2009, partially offset by overall compensation and related benefit increases of $0.4 million. We expect to see relatively stable levels in selling, general and administrative expenses, with levels remaining relatively consistent as a percentage of revenues, offset by the continued management fee charge to Grande.

Depreciation of plant, property and equipment and amortization expense was $10.8 million for the three months ended September 30, 2010, compared with $10.3 million for the same period in 2009, an increase of $0.5 million or 4.5%. This slight increase is the result of higher levels of capital expenditures in the first half of 2010 as compared to prior years as we make continued investment in our video offering, with all-digital conversions in MD and DE, and in our HSD offering with the upgrade to DOCSIS 3.0 in our Miami Beach system.

Income from operations for the three months ended September 30, 2010 was $24.0 million as compared to $21.7 million for the same period in 2009 for the reasons described above.

Interest expense, including amortization of debt financing costs, for the three months ended September 30, 2010 was $10.6 million as compared to $10.9 million for the three months ended September 30, 2009. This decrease was primarily attributable to market fluctuation in interest rates.

As a result of the factors described above, the net income was $13.4 million for the three months ended September 30, 2010 as compared to $10.9 million for the three months ended September 30, 2009.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue for the nine months ended September 30, 2010 was $236.3 million as compared to $224.6 million for the nine months ended September 30, 2009, an increase of $11.7 million or 5.2%. This increase was mainly the result of a (i) a $5.5 million or 13.9% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $2.7 million increase in telephone revenue generated by this service offering through subscriber growth and (iii) a $3.0 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts.

Operating expenses for the nine months ended September 30, 2010 were $106.2 million as compared to $101.1 million for the same period in 2009. The $5.1 million or 5.0% increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels of direct costs associated with our continued expansion of high speed data and cable telephony services.

Selling, general and administrative expenses for the nine months ended September 30, 2010 were $29.3 million as compared to $30.7 million for the nine months ended September 30, 2009, a decrease of $1.4 million or 4.7%. This decrease is the result of the reduction in general and administrative expenses of $1.3 million resulting from the management fee charged to Grande during the period, coupled with a $0.7 million decrease in bad debt expense due to the implementation of customer credit scoring in mid-2009, somewhat offset by overall compensation and related benefit increases of $0.4 million.

Depreciation of plant, property and equipment and amortization expense was $31.8 million for the nine months ended September 30, 2010, compared with $31.5 million for the same period in 2009, an increase of $0.3 million. This slight increase is the result of relatively consistent levels of capital expenditures in recent years moderating depreciation expense.

Income from operations for the nine months ended September 30, 2010 was $69.0 million as compared to $61.3 million for the same period in 2009 for the reasons described above.

The marking-to-market of the interest rate swap agreements resulted in the recognition of $1.8 million in other income for the nine months ended September 30, 2009. As no swaps were in place during 2010, there was no charge during this year.

Interest expense, including amortization of debt financing costs, for the nine months ended September 30, 2010 was $31.7 million as compared to $30.0 million for the nine months ended September 30, 2009. This $1.7 million increase was primarily attributable to higher interest rate spreads resulting from the June 2009 amendment to our Senior Credit Agreement.

The Company recognized a loss of $4.6 million related to costs incurred in conjunction with the June 8, 2009 amendment to the Senior Credit Agreement as defined in Note 9.

As a result of the factors described above, the net income was $37.3 million for the nine months ended September 30, 2010 as compared to a net income of $28.5 million for the nine months ended September 30, 2009.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility of $40.0 million at September 30, 2010, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our Senior Credit Facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of September 30, 2010, the Company has total debt outstanding of $586.5 million.

We have a $476.5 million Senior Credit Facility, consisting of a $40.0 million Revolver and a $436.5 million Term Loan. At September 30, 2010, none of the Revolver was outstanding, with $40.0 million of unused senior credit commitments under the revolving credit facility. The Revolver commitment terminates on March 1, 2012. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of September 30, 2010 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2010	2011	2012	2013	2014	Thereafter
Senior secured credit facilities	$436,488	$29,729	$91,223	$3,313	$312,223	$—	$—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	—	150,000	—
Cash interest	104,909	9,652	36,560	35,277	22,834	586	—
Operating leases	1,610	171	571	356	282	113	117

Total cash contractual obligations	$693,007	$39,552	$128,354	$38,946	$335,339	$150,699	$117

Cash Flows

Cash provided by operations increased to $66.8 million for the nine months ended September 30, 2010 as compared to $59.3 million for the same period in 2009. This is mainly the result of the increase in the Company’s Income from Operations as discussed above.

Cash used in investing activities increased to $25.3 million for the nine months ended September 30, 2010 from $21.5 million for the same period in 2009. This increase is the result of higher levels of capital expenditures in the first half of 2010 as compared to prior years as we make continued investment in our video offering, with all-digital conversions in MD and DE, and in our HSD offering with the upgrade to DOCSIS 3.0 in our Miami Beach system.

Cash used in financing activities for the nine months ended September 30, 2010 included $15.2 million in dividends to its members.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$20,660	$22,853	$25,047	$27,240	$29,433
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$34,723	$36,916	$39,110	$41,303	$43,496

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under the authoritative guidance associated with accounting for derivative instruments and hedging activities, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes. At September 30, 2010, the Company had no interest rate swap agreements in place.

ITEM 4T.	Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2010 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on November 8, 2010.

Atlantic Broadband Finance, LLC

/S/ DAVID J. KEEFE
David J. Keefe
Chief Executive Officer and Director

/S/ PATRICK BRATTON
Patrick Bratton
Chief Financial Officer