Form 10-K
period 2010-12-31
Atlantic Broadband Finance, LLC
filed 2011-03-29
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2010, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0. There currently is no established public trading market for our membership interests.

As of March 29, 2011, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

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

The “forward looking statements” contained in this report are made under the caption “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or in other matters concerning the Company. You should consider the forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the cable industry, continued demand from the primary markets the Company serves, the availability of programming services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt, including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A — Risk Factors” for further discussion.

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

History

Our Company was formed in Delaware on August 26, 2003. We are a wholly-owned subsidiary of Atlantic Broadband Holdings I, LLC (the “Parent”). Our Company and the Parent are wholly-owned indirect subsidiaries of Atlantic Broadband Group, LLC. We currently operate certain cable systems in Pennsylvania, Florida, Maryland, West Virginia, Delaware, South Carolina and New York (the “Systems”).

We are the nation’s 14th largest cable television system operator. As of December 31, 2010, the Systems passed a total of approximately 510,000 homes and served approximately 201,000 Equivalent Basic Units (“EBUs”). The Systems are comprised of four operating clusters: the Western Pennsylvania Cluster totaling approximately 119,000 EBUs in the localities of Johnstown, Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland; the Miami Beach Cluster totaling approximately 44,000 EBUs in Miami Beach, Florida; the Maryland/Delaware Cluster totaling approximately 19,000 EBUs in various communities on the Delmarva peninsula; and the Aiken Cluster in South Carolina totaling approximately 19,000 EBUs.

The Systems are comprised of approximately 7,800 miles of network plant passing approximately 510,000 homes, resulting in an average density of approximately 65 homes per mile. As of December 31, 2010, approximately 99% of the Systems’ homes passed have been upgraded to 550 MHz or higher bandwidth capacity and approximately 72% of homes passed have been upgraded to 750 MHz or higher bandwidth capacity. In addition, approximately 99% of the homes passed in the Systems currently are Internet-ready and two-way communications capable and approximately 98% of the homes passed are telephone capable.

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

We carry the local broadcast affiliates of the national television networks in all of our markets. Additionally, we provide locally produced and oriented programming that offers, among other things, community information, local government proceedings and local specialty interest shows. In some of our markets, we are the only broadcaster of local college and high school sporting events, which allows us to provide important programming that builds customer loyalty. We also offer local service packages, such as Hispanic programming tiers in our Miami Beach Cluster, that appeal to our customers’ ethnic and language backgrounds, either as part of a bundled package or on an à la carte basis.

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

The Systems

As of December 31, 2010, the Systems passed approximately 510,000 homes and served approximately 201,000 EBUs in Pennsylvania, Florida, Maryland, West Virginia, Delaware, New York and South Carolina. The table below provides the overview of selected operating and technical data for the Systems as of December 31, 2010:

	Western Pennsylvania	Miami Beach	Maryland/ Delaware	Aiken	Total
Homes Passed	241,585	154,950	59,779	53,406	509,720
Total Plant Miles	4,665	429	1,462	1,250	7,806
# of Head Ends	18	1	1	1	21
Home Density (per mile)	52	361	41	43	65
Current Technical:
% of Homes Passed Upgraded (550 MHz or better)	97.7%	100.0%	100.0%	100.0%	98.9%
% of Homes Passed Upgraded (750 MHz or better)	67.5%	100.0%	16.1%	76.3%	72.3%
% of Homes Passed Two-Way Capable	96.9%	100.0%	100.0%	100.0%	98.5%
% of Homes Passed Telephone Capable	94.8%	100.0%	100.0%	100.0%	97.5%
Internet-ready Homes Passed	233,984	154,950	59,779	53,406	502,119
Telephone-ready Homes Passed	228,917	154,950	59,779	53,406	497,052
Penetration:

EBUs(1)	119,407	44,387	18,730	19,182	201,706
Basic Subscribers(2)	131,064	89,352	22,035	23,504	265,955
Basic Penetration as % of Homes Passed	54.3%	57.7%	36.9%	44.0%	52.2%
Digital Subscribers	45,608	26,788	11,936	8,339	92,671
% Digital to Basic Subscribers	34.8%	30.0%	54.2%	35.5%	34.8%
High-speed Data Residential Subscribers	70,546	45,262	15,968	11,700	143,476
% Data to Internet-ready Homes Passed	30.1%	29.2%	26.7%	21.9%	28.6%
Telephone Residential Subscribers	43,592	10,955	7,824	5,969	68,340
% Telephone to Telephone-ready Homes Passed	19.0%	7.1%	13.1%	11.2%	13.7%

(1)	EBU is a reference to “equivalent basic units”, which is a term used in the cable industry to reflect an adjusted number of total basic subscribers. The total number of EBUs includes (i) non-bulk residential subscribers, each of which represents one EBU and (ii) total basic commercial service subscribers and bulk subscribers in multi-family dwelling units, which are calculated on an equivalent basic unit basis by dividing the commercial service price of bulk price charged to each subscriber by the most prevalent price charged to non-bulk residential subscribers in that market for the comparable tier of service.
(2)	The number of basic subscribers includes the reported number of non-bulk basic subscribers for the Systems, the reported number of gross bulk subscribers in the Miami Beach Cluster and an estimated number of gross bulk subscribers in the Western Pennsylvania, Maryland/Delaware and Aiken Clusters.

Western Pennsylvania Cluster

Overview. The Western Pennsylvania Cluster is comprised of several separate cable and data networks that are linked together via fiber optic interconnects and other data circuits in the localities of Johnstown/Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland. As of December 31, 2010, these systems passed approximately 242,000 homes and served approximately 119,000 EBUs. These systems comprise a total of approximately 4,700 miles of network plant served by 18 headends for video service and through several distinct and redundant circuits for internet and phone traffic. The Western Pennsylvania Cluster represents approximately 47.4% of the total homes passed and 59.2% of the total EBUs in the Systems as of December 31, 2010.

Through December 2010, we have completed significant capital upgrades on these systems, which primarily involved (i) activating the Uniontown system for two-way communications capability, (ii) offering internet and telephony services in virtually all systems and (iii) completing upgrades and enhancements to the region’s customer care center. After the upgrade, approximately 98% of homes passed in Western Pennsylvania are now upgraded to 550 MHz or higher bandwidth capacity, approximately 68% of homes passed are now upgraded to 750 MHz or higher bandwidth capacity, approximately 97% of homes passed are now Internet-ready and two-way communications capable and approximately 95% of homes passed are telephone capable.

Johnstown/Altoona, PA. As of December 31, 2010, we passed approximately 108,000 homes and served approximately 57,000 EBUs in the Johnstown/Altoona, PA cable system. The two largest cities served by the cable system, Johnstown and Altoona, have populations of approximately 220,000 (Johnstown MSA) and 125,000 (Blair County), respectively. The mean household income for the area is approximately $50,000 per year. Key local employers in the area include the University of Pittsburgh Medical Center, Wal-Mart, Connemaugh Healthcare Systems, Sheetz Corporation, Lockheed Martin and the various Commonwealth of Pennsylvania agencies.

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

Uniontown, PA. As of December 31, 2010, we passed approximately 61,000 homes and served approximately 27,000 EBUs in the Uniontown, PA cable system. The largest city served by the Uniontown cable system is Uniontown with a population of 12,000. The mean household income for the area is approximately $35,000 per year. Key local employers in the area include Uniontown Hospital, Teletech Holdings, Uniontown Newspapers and 84 Lumber.

Approximately 98% of homes passed in the Uniontown cable system have been upgraded to a 550 MHz or better cable network from two headends, and with the completion of our upgrade approximately 98% of homes passed are now Internet-ready and two-way communications capable and 98% of homes passed are telephone capable.

Bradford, PA. As of December 31, 2010, we passed approximately 40,000 homes and served approximately 16,000 EBUs in the Bradford, PA cable system. The two largest cities served by this system are Warren and Bradford, with populations of 9,000 and 8,000, respectively. The mean household income for the area is approximately $43,000 per year. Key local employers in the area include Bradford Hospital, Zippo, W.R.K Case Cutlery, United Refining, Blair Group, Northwest Bancorp and Whirley Industries.

All of the homes passed in the Bradford cable system have been upgraded to a 550 MHz or better cable network from four headends, and with the completion of our upgrade all homes passed are now Internet ready and 96% are telephone ready.

Cumberland, MD. As of December 31, 2010, we passed approximately 33,000 homes and served approximately 19,000 EBUs in the Cumberland, MD cable system. The largest market served by the Cumberland system are the City of Cumberland and Allegany County within which the city is located with a population of approximately 99,000 (Cumberland MSA). The mean household income for the area is approximately $49,000. Key local employers in the area include Memorial Hospital, Sacred Heart Hospital, CSX Transportation, LM Service Co. and Hunter Douglas Fabrications.

Approximately 93% of homes passed in the Cumberland cable system have been upgraded to a 550 MHz or better cable network from four headends, approximately 86% of homes passed are Internet-ready and two-way communications and telephone capable.

Miami Beach Cluster

The Miami Beach Cluster passes approximately 155,000 homes, and as of December 31, 2010, the cluster served approximately 44,000 EBUs from a single headend. Unlike our other clusters, many of our subscribers in the Miami Beach Cluster are served under multi-year “bulk” video agreements, whereby all of the residents in a Multi-Dwelling Unit (“MDU”) receive discounted basic or expanded basic cable service and typically pay subscription fees as part of monthly condominium or maintenance fees paid to the MDU. This discounting results in a disparity between the number of EBUs and the actual number of customers served. In fact, the Miami Beach Cluster actually serves approximately 89,000 basic video subscribers, for a basic penetration rate of approximately 58%. We believe it is advantageous to have a larger base of actual subscribers comprising our EBU count in Miami Beach due to the opportunity to up-sell additional high-speed data and other video services which are generally not sold on a discounted basis. We also believe other “bulk” account benefits include 100% penetration, no churn and incrementally lower connection and marketing cost per added EBU during the term of the MDU’s contract. These benefits serve as strong competitive advantages over DBS providers. We project that the Miami Beach Cluster will continue to be a high-performing system due to the combination of upgraded network plant, attractive demographics and historically strong home growth in the market area.

Miami Beach, the largest city served by the Miami Beach Cluster, has a total non-seasonal population of approximately 86,000. The mean household income in Miami Beach is approximately $72,000 per year. Historically, Miami Beach was principally a retirement community. However, during the period from 1980 to 2009, the median age of the local Miami Beach population declined from 65 to 42 years, and the community now includes a significant number of affluent young urban professionals. The Miami Beach market is also home to a large number of seasonal and part time residents who maintain homes there.

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

Miami Beach is a single headend system with approximately 429 plant miles for an average density of 361 homes per mile. The rebuild of the network was completed several years ago, and approximately 56% of the plant miles are served by a 750 MHz network, while the remaining 44% of plant miles are served by a 860 MHz network. 100% of the homes passed in the system are Internet and telephone capable.

Maryland/Delaware Cluster

As of December 31, 2010, the Maryland/Delaware Cluster passed approximately 60,000 homes and served approximately 19,000 EBUs. The largest jurisdictions in the Maryland/Delaware Cluster are unincorporated Queen Anne’s County, Maryland, unincorporated New Castle County, Delaware and Middletown, Delaware. The mean household income in the Maryland/Delaware Cluster is approximately $70,000 per year. Key local employers include: Washington College, Chester River Health System, Shore Health System, Wal-Mart Distribution Center, Allen Family Foods, S.E.W. Friel and Paul Reed Smith Guitars.

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

Aiken Cluster

As of December 31, 2010, the Aiken Cluster passed approximately 53,000 homes and served approximately 19,000 EBUs. The largest city served by the Aiken Cluster is the City of Aiken, SC, with a population of approximately 29,000 and mean household income of approximately $69,000. Key local employers in the area include Savannah River Nuclear Solutions, Washington Savannah River Co., Shaw AREVA MOX Services, LLC, Aiken Regional Medical Center and Kimberly-Clark Corp.

The Aiken Cluster previously utilized four headends with approximately 1,200 plant miles for an average density of 42 homes per mile. Prior to our acquisition in 2006, the cluster had been only partially upgraded, with only 75% of the system Internet-ready and two-way communications capable and no cable telephony service available. By the end of 2008 we substantially completed our upgrade, consolidating the four headends into one, with 100% of homes passed Internet- ready. Since 2008 we have further upgraded the cluster to offer cable telephony service to 100% of homes passed. We expect to continue to drive subscriber and penetration growth by aggressively promoting high-speed data, telephone and improved video services through locally-driven marketing campaigns.

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

•

High-Definition Television (HDTV). High-definition television is available as of December 31, 2010 to over 97% of our homes passed. High-definition television provides our customers who lease high definition converters or who have digital television sets with built-in high definition tuners with video services at a higher resolution than that of standard television.

•

Digital Video Recorders (“DVRs”). We offer our customers digital converters that have digital video recording capability. Using the interactive program guide, our customers with DVRs can record programming in the hard drive component of the digital converter and view recorded programming using the play, pause, rewind and fast forward functions. The DVR can also pause live television, and rewind or fast-forward it, as well as record one show while watching another, or record two shows simultaneously. The customers also can choose DVRs which are HDTV-capable. We began deploying DVRs in certain of our systems in the fourth quarter of 2004, and have expanded this offering to approximately 98% of our homes passed.

High-Speed Data Service

As of December 31, 2010, the Systems had launched high-speed data service passing approximately 502,000 homes and had approximately 143,000 residential customers for a penetration of Internet-ready and two-way communications capable homes passed of approximately 29%. As of December 31, 2010, approximately 99% of the homes passed in the Systems have access to our high-speed data service.

High-speed data service is one of the fastest growing products in the cable television industry, with total U.S. subscribers having grown at an annual rate of 7.8% between 2007 and 2009. Industry analysts forecast U.S. high-speed data subscriber growth to continue at an annual rate of 5.6% between 2010 and 2014. We believe significant incremental revenue will continue to be generated by expanding the high-speed data penetration of the Systems. This growth potential exists due to the natural demand for the high-speed data product generally, as well as the relative under-penetration in the Systems versus the industry average. We believe the relative under-penetration of high-speed data services in the Systems relates to an historical lack of focus on both maximizing the number of high-speed data capable homes and the high-speed data penetration of those homes. With respect to the latter, there have not been marketing initiatives focused specifically on high-speed data service as a distinct offering from the overall suite of available services. Lastly, as access to high-speed data access becomes increasingly important for conducting business in commercial establishments, we have begun only recently to market high-speed data services to many of the commercial businesses passed by the Systems.

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

In 2005, we entered into an agreement with Net2Phone Cable Telephony, LLC (“Net2Phone”) whereby Net2Phone assists us with provisioning capabilities and provides us with switching and termination of traffic to the public switched telephone network, delivery of enhanced Emergency 911 service, local number portability and operator and directory services. This agreement was amended and extended in February 2010. In 2007, we entered into an agreement with New Global Telecom, Inc. for similar services in areas not serviced by Net2Phone.

As of December 31, 2010, approximately 497,000 of homes passed had telephone capability and we had approximately 68,000 residential subscribers for a penetration of approximately 13.7%.

Service Bundles

In addition to selling our services separately, we are focused on marketing differentiated packages of multiple services and features, or “bundles”, for a single price. Increasingly, our customers subscribe to two or three of our primary services. Customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. The discounts are generally for a finite time period, after which the services revert to full non-discounted pricing. We believe that our bundled offerings increase customer satisfaction and retention, and encourage subscription to additional features. As of December 31, 2010, approximately 51% of our customers subscribed to such bundled offerings.

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

Advertising

The Systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TBS. Advertising sales accounted for 2.6% and 2.7% of the Systems’ combined revenue for the years ended December 31, 2009 and 2010, respectively.

Technical Overview

As of December 31, 2010, the Systems were comprised of approximately 7,800 miles of network plant serving approximately 201,000 EBUs and passing approximately 510,000 homes resulting in a density of approximately 65 homes per mile. As of that date, the Systems were made up of an aggregate of 21 headends. As of December 31, 2010, approximately 99% of our homes were passed by networks with 550 MHz or higher bandwidth capacity, approximately 99% of homes passed were Internet-ready and two-way communications capable and approximately 98% of homes passed were telephone-ready.

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

In particular, sports programming costs have increased significantly over the past several years and are expected to continue to do so in the future. In addition, contracts to purchase sports programming sometimes contain built-in cost increases for programming added during the term of the contract.

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

Prior to the scheduled expiration of most franchises, we will initiate renewal proceedings with the granting authorities. When the cable operator requests renewal in accordance with the Cable Communications policy Act of 1984 the (“Communications Act”), the Act provides for an orderly process in which granting authorities may not unreasonably withhold a renewal. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Approximately 15% of our existing franchises will expire within the next three years; and franchises covering approximately 6% of our customers are expired but are in the process of being renewed. We continue to operate the franchises under the terms of the expiring agreement during the renewal negotiations. Historically, we have been able to renew the Systems’ franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. In addition, state legislation in South Carolina and Florida has streamlined both the franchising and renewal process in those jurisdictions. Our failure to obtain renewals of our franchises, especially those in the areas where we have the most customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Competition

Cable systems face increasing competition from a variety of alternative entertainment and information delivery sources and alternative methods of receiving and distributing their core video business including companies that deliver content to consumers over the Internet. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, high-speed data Internet service faces increasing competition from wireless data providers, and our telephony service is subject to increasing competition as consumers replace traditional land line phone service with various wireless and “over the top” voice solutions. We operate in a highly competitive business environment which can adversely affect our business and operations.

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

The American Recovery and Reinvestment Act made approximately $7.0 billion available for broadband deployment via federal grants and loans. Those stimulus funds may encourage additional competition in some of the rural or underserved areas where the Company currently provides service.

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

We face limited cable competition from Comcast Corporation in two communities, Aventura and the southern section of Miami-Dade County, in our Miami Beach Cluster. In each case, our cable system is the newer system which “overbuilt” the incumbent Comcast system. As of December 31, 2010, the Aventura and South Miami systems served approximately 3,000 and 4,200 EBUs, respectively. We believe that we will continue to compete effectively against Comcast in these systems. Additionally, AT&T has obtained a state issued cable franchise that overlaps portions of our Miami system and has engaged in some limited marketing efforts in this area.

In the Maryland/Delaware Cluster, Verizon has obtained several overlapping franchises in the Middletown, DE area where we serve approximately 3,800 video subscribers. Verizon has a fiber network in these areas that offers high speed Internet and voice services as well as video services, each of which is comparable to the product we offer.

Cable Telephony

In January 2006, we began to deploy cable telephony service using Voice over Internet protocol (“VoIP”) to residential customers in certain markets and have expanded to additional markets in subsequent years. Our telephony service provides local, long-distance and international calling as well as numerous popular features such as voicemail. Thus, it competes directly with the incumbent local telephone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long-distance services over their own networks or over leased networks, wireless telephone carriers and other “over the top” IP-based service providers such as Vonage, Skype and Google Phone. An increasing number of consumers are replacing their traditional land line home phone service with wireless phone service. We believe the addition of cable telephony to our video and high-speed data service bundles will help us compete with other providers of bundled services, including telephone companies that offer bundled video services on fiber networks, or bundle DBS video with their voice and data services, and the new providers of IP phone service.

Other Competitors

We face competition from broadcast television. Traditionally, cable television has provided better picture quality and more channel offerings than broadcast television. However, the recent licensing of digital spectrum by the FCC provides traditional over the air broadcasters with the ability to deliver high-definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

Pole Attachments

The Telecom Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC, or, alternatively, by states that certify to the FCC that they regulate such rates. Only one state in which we have cable systems has certified that it regulates pole rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method of calculating those rates for cable systems over which various phone services are transmitted remain unclear, and there is a risk that we will face higher pole attachment costs as our telephone business expands. In November, 2007, the FCC initiated a proceeding to consider whether to modify its rules regarding pole attachment rates. Among other issues, the FCC is considering the establishment of a new unified pole attachment rate that would apply to cable system attachments where the cable operator provides high speed Internet services and, potentially, phone services as well. The proposed rate would be higher than the current rate paid by cable providers but lower than the rate that applies to attachments uses to provide telecommunications services. If adopted this proposal could materially increase our costs by increasing our existing payments for pole attachments. In addition, in August 2009, a number utility companies initiated a proceeding at the FCC seeking to apply the telecommunications services pole rate to all poles over which cable operators provide phone services using interconnected VoIP technology, which is the type of technology we use for our phones services. If the FCC rules that the provision of such phone services requires application of the telecommunications services pole rate, our payments for pole attachments would increase significantly. In May 2010, in furtherance of the recommendations made in the National Broadband Plan, the FCC issued a Further Notice of Proposed Rulemaking to refresh the record regarding the appropriate high-speed Internet service pole attachment rates and to seek comment on bringing the telecommunications rate and the cable rate closer to parity and as low as possible. It is unclear how this NPRM will impact the efforts initiated in August 2009, referenced above, relative to VoIP services.

Internet Service

Over the past several years, proposals have been advanced at the FCC and Congress that would require cable operators to provide non-discriminatory access to unaffiliated Internet service providers and online service providers. Several local franchising authorities actually adopted mandatory “open access” requirements, but various federal courts rejected each of these actions, relying on different legal theories. Recently, the FCC has taken several actions to impose “net neutrality” requirements, and the US Congress have also considered legislation in this area all of which may impose industry-wide requirements on cable operators and other network providers.

In March 2002, the FCC ruled that cable modem service (that is, the provision of high-speed data access over cable system infrastructure) is an interstate information service, rather than a cable or telecommunications service. The United States Supreme Court affirmed this ruling in June, 2005. This classification has left cable modem service exempt from many of the burdens associated with traditional cable and telecommunications regulation. For instance, the FCC held that revenue derived from cable modem service should not be added to franchise fee payments already limited by federal law to 5% of traditional cable service revenue. The FCC tentatively concluded that there was no other statutory basis for local franchise authorities to assess a fee on cable modem service. As a result of this ruling, we do not collect franchise fees for high-speed data service. However, our high speed Internet service is subject to certain regulatory obligations, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirements to implement certain network capabilities to assist law enforcement in conducting surveillance.

Both Congress and the FCC continue to consider defining certain rights for users of high-speed Internet services and regulating the relationship between service providers and providers of Internet content, generally referred to as “net neutrality”. In September 2005, the FCC issued a non-binding policy statement stating four principles intended to guide its policymaking regarding high speed Internet and other related services. The FCC also made these principles binding as to certain companies as a condition to their merger. In October 2009, the FCC proposed converting these principles into binding rules and to expand them. Subsequently, in response to the April 2010 decision of the U.S. Court of Appeals for the District of Columbia, overturning the FCC’s August 2008, ruling that Comcast had violated the FCC’s Net Neutrality Policy Statement, the FCC adopted a Notice of Inquiry to explore the classification of the transmission portion of Internet services as telecommunications services, regulated under title II of the Communications Act. In September 2010, the FCC issued a public notice seeking comment on the relationship of its October 2009 proposal to codify the Net Neutrality Policy Statement and managed or specialized services provided over the same last-mile facilities as broadband Internet access service. Finally, in December 2010, the FCC adopted a net neutrality framework that prohibits wireline broadband providers from blocking lawful content, applications, services or non-harmful devices, subject to reasonable network management as defined by the rules; bars such providers from unreasonably discriminating in transmitting lawful network traffic over a consumer’s broadband Internet access service; and, requires them to disclose information about their broadband Internet access service and their network management practices. The rules will go into effect later this year, however have been challenged in federal court.

As part of the American Recovery and Redevelopment Act of 2009, Congress directed the FCC to develop a National Broadband Plan , which the FCC delivered to Congress on March 16, 2010. The Plan contains over 200 recommendations, has spurred numerous inquiries, rulemakings and other proceedings at the FCC. Moreover, both Congress and the FCC have recently indicated that it may recast the Universal Service Fund (“USF”) program to include broadband services. The USF generally requires telecommunications service providers to collect and pay a fee used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. Any new rules, regulations or statutes could limit our ability to manage our cable broadband systems (including use for other services) obtain value for use of our cable systems or respond to competitive conditions. In addition, Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. Furthermore, Congress, the FCC and certain state and local governments are also considering proposals to impose customer service, quality of service, taxation, child safety, privacy and standard pricing regulations on high-speed Internet service providers. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Voice over Internet Protocol (“VoIP”)

We offer telephone service using VoIP packet cable technology in partnership with third party suppliers. In November 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate and not subject to state or local utility regulation, however this ruling did not determine the appropriate classification of interconnected VoIP providers. Proceedings are nevertheless underway in several states (which the company does not serve) seeking to regulate VoIP services at the state utility commission level and at both the state and federal level to treat VoIP as a telecommunications service for purposes of interconnection. Until the FCC definitively classifies VoIP services for state and federal regulatory purposes, such efforts are likely to continue. The FCC has imposed additional regulatory requirements on VoIP services, including enhanced 911 capabilities and customer disclosure, CALEA obligations, disability access, Customer Proprietary Network Information (“CPNI”), local number portability duties and benefits, and Universal Service payment obligations. Recently, the FCC and several states ruled favorably with respect to the obligations of LECs to interconnect with VoIP providers and to extend local number portability requirements and benefits to interconnected VoIP providers and their underlying competitive local exchange carrier numbering partners, although smaller rural LECs continue to resist such interconnection obligations. The FCC is currently considering comprehensive intercarrier compensation reform including the appropriate compensation applicable to VoIP interconnection. It is unclear what the result of this proceeding may be or how it may affect the Company’s VoIP offering.

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

Must Carry/Retransmission Consent

The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Cable operators are required to carry, without compensation, the programming of local commercial television stations that elect must carry. Stations that elect retransmission consent may demand cash payments or other significant consideration (such as the carriage of and payment for other programming networks affiliated with the broadcaster) for granting permission to the cable operator to retransmit the stations local broadcast signal. Either option has a potentially adverse effect on our business. The next election cycle will occur this fall for carriage effective in January 2012. In March 2010 a coalition of public interest groups, industry associations and MVPDs petitioned the FCC to reform the retransmission consent rules, asserting that outdated rules have resulted in unreasonable broadcast signal blackouts and demands for compensation. The FCC issued a public notice seeking comments on the petition and is expected to issue a rulemaking on the subject in the first quarter of 2011.

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

Cable Equipment Issues

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Effective, July, 2007 cable operators were prohibited from acquiring for deployment set-top boxes that perform both channel navigation and security functions. Set-top boxes purchased after that date must rely on a separate security device known as a cableCARD, which adds substantially to the cost of set-top boxes. The FCC denied our request for waivers to exempt some limited function set-top boxes from the ban and/or to extend the deadline to accommodate newer security technology that can be downloaded to leased set-top boxes as well as retail equipment. As a result, we have been forced to incur added costs in purchasing cableCARD-enabled set-top boxes and the associated cableCARDs. In 2009, however, the FCC granted waivers of its separate security rule for certain set-top box models of one-way standard definition DTAs. This ruling permits use of the DTAs, without separable security in systems where we are undertaking all digital conversions. The FCC order that established the waiver process for the DTAs is subject to a petition for reconsideration at the FCC. We cannot predict the extent to which any FCC reconsideration or other FCC action in this area may hinder our ability to continue deploying DTAs. In addition, the FCC has adopted rules to implement an agreement between the consumer electronics and cable industries aimed at promoting the manufacture of “plug and play” TV sets that can connect directly to a cable network and receive one way digital and analog video services without the need for a set top box. In October 2010, the FCC adopted an Order to address various CableCARD isues, including requirements that cable operators provide reasonable access to switched digital programming for retail one-way devices, provide credit to customers who own their own device and to permit consumers to self-install CableCARDS. The Order granted some relief to cable operators relative to certain HD connectors, and allowing deployment of low end HD boxes that do not require CableCARD outlets.

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

Employee and Labor Relations

Our Company has approximately 662 full time employees. Of these employees, approximately 180 are covered by collective bargaining agreements at six locations. We consider our relations with our employees to be satisfactory.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

You should carefully consider the following factors in addition to other information in this Report in evaluating our Company and our business.

Our substantial leverage may impair our financial condition and we may incur significant additional debt.

As of December 31, 2010, our total consolidated debt was $705.0 million.

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

Subject to specified limitations, we are able to borrow up to an additional $25.0 million under our senior secured credit facilities through November 29, 2014 at which time our revolving credit facility expires. Remaining term loan borrowings under our senior credit facility are payable through November 29, 2015. However, if the balance outstanding under our 9 3/8% senior subordinated notes has not been repaid or refinanced by September 17, 2013, all borrowings under our senior secured credit facilities will then be payable on that date. If new debt is added to our current debt levels, the related risks that we now face could intensify.

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

We face limited competition from Comcast Corporation in Aventura and southern sections of Miami-Dade County in our Miami Beach Cluster. In each case, our system is the newer “overbuilder” over the Comcast system. In each case, we may be unable to continue to compete effectively against the Comcast systems. In the Maryland/Delaware cluster, Verizon has obtained overlapping franchises in the Middletown, DE area where we serve approximately 3,800 video EBUs. Verizon has constructed a fiber network in these areas. This network will offer high speed Internet and voice services as well as video services. In addition, AT&T U-Verse has obtained a state issued video franchise that covers portions of our Miami Beach System.

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

Approximately 27% of the Systems’ employees are represented by several unions under collective bargaining agreements. While we intend to negotiate in good faith with the labor unions regarding new labor contracts, any negotiations we may undertake with such unions may not result in outcomes satisfactory to us. We may also experience work stoppages, strikes or slowdowns at the Systems. A prolonged work stoppage, strike or slowdown could have a material adverse effect on our business.

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

The cable television and broadband business is characterized by rapid technological change and the introduction of new products and services. We may not be able to fund the capital expenditures necessary to keep pace with technological developments, and we may not successfully anticipate the demand of our customers for products and services requiring new technology. Additionally, many developers of advanced products and services do not have a long operating history. As a result, if these developers experience financial difficulties, our ability to offer these advanced products and services could be adversely affected. Our inability to upgrade, maintain and expand the Systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could adversely affect our ability to compete. Consequently, our growth, financial condition and results of operations could suffer materially.

We may not have the ability to pass increases in programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming is expected to be our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming and retransmission of broadcast programming. This escalation may continue, and we may not be able to pass programming cost increases on to our customers. The inability to pass these programming cost increases on to our customers would have an adverse impact on our cash flow and operating margins. In addition, as we upgrade the channel capacity of the Systems and add programming to our basic, expanded basic and digital service offerings, we may face additional market constraints on our ability to pass programming costs on to our customers. The inability to pass these costs increases on to our customers could materially adversely affect our profitability. We are also subject to increasing financial and other demands by broadcasters to obtain the required consent for the transmission of broadcast programming to our subscribers. We cannot predict the financial impact of these demands or the effect on our subscriber count should we be required to stop offering this programming.

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

System	Location	Purpose	Lease/Own
Western Pennsylvania	Altoona, PA	Office/Primary Hub (Altoona)	Own
	Carmichael, PA	Hub	Lease
	Ebensburg, PA	Hub	Own
	Johnstown, PA	Office (Johnstown)	Own
	Johnstown, PA	Office (commercial business)	Own
	Johnstown, PA	Headend	Own
	Mifflinburg, PA	Headend	Own
	Mifflinburg, PA	Office	Lease
	Bentleyville, PA	Hub	Lease
	Bradford, PA	Office (Bradford)	Lease
	Bradford, PA	Headend	Own
	Brownsville, PA	Hub	Own
	Clearfield, PA	Office (Clearfield)	Lease
	Clearfield, PA	Tower Site	Own
	Clearfield, PA	Headend	Own
	Salamanca, NY	Headend	Own
	Limestone, NY	Hub	Own
	Shippenville, PA	Headend	Lease
	Smithfield, PA	Hub	Lease
	Warren, PA	Office/Warehouse (Warren/Shippenville)	Lease
	Warren, PA	Headend	Lease
	Cumberland, MD	Office/Headend	Own
	Iron Mountain, MD	Microwave Site	Own
	Capacon, WV	Microwave Site	Own
	Dashong, MD	RF Site	Own
	Moorefield, WV	Headend/Hub Site	Own
	Moorefield, WV	RF Site	Lease
	Paw Paw, WV	Headend/Hub	Lease
	Perryopolis, PA	Hub	Lease
	Kingwood, WV	Headend	Own
	Grant Town, WV	Headend	Lease
	Grant Town, WV	Warehouse	Own
	Springfield, WV	OTN	Lease
	Terra Alta, WV	Hub	Own
	Lamberton, PA	Hub	Lease
	Uniontown, PA	Office	Lease
	Uniontown, PA	Headend	Own
	Vesterburg, PA	Hub	Own
	Limestone, PA	Hub	Lease
	Duncansville, PA	Hub	Own
	New Enterprise, PA	Headend	Lease
	Canoe Creek, PA	Hub	Own
	Warriors Mark, PA	Hub	Own
	McAlvey’s Fort, PA	Headend	Lease
	Three Springs, PA	Headend/RF Site	Lease
	Johnstown, PA	Tower Site/Hub	Own
	Johnstown, PA	Hub	Own
	Jerome, PA	Hub	Own
	Derry, PA	Headend	Lease
	Derry, PA	Hub	Own
	Grampian, PA	Hub	Lease
	Dawson, PA	Hub	Lease
	Davis, WV	Headend	Own
	Parsons, WV	Warehouse	Lease
	Kingwood, WV	Office	Lease
Maryland/Delaware	Wye Mills, MD	Headend	Lease
	Middletown, DE	Office	Lease

	Chesapeake City, MD	Hub	Lease
	Perryville, MD	Hub	Lease
	Grasonville, MD	Office	Own
	Grasonville, MD	Annex Office	Lease
	St. Michaels, MD	OTN	Lease
	Church Hill, MD	OTN	Lease
	Chestertown, MD	OTN	Lease
	Kent Island, MD	OTN	Lease
	Trappe, MD	OTN	Lease
Miami Beach, Florida	North Bay Village, FL	Office	Own
	Miami Beach, FL	Warehouse/Tech Center	Own
	Miami Beach, FL	Headend	Lease
	Miami, FL	South Miami Payment Center	Lease
Aiken, South Carolina	Aiken, SC	Headend	Own
	Aiken, SC	Office	Own
	Aiken, SC	Hub	Own
	Allendale, SC	Hub	Own
	Barnwell, SC	Office	Own
	Denmark, SC	Hub	Own
	New Ellington, SC	Hub	Own
	Williston, SC	Hub	Own

ITEM 3.	Legal Proceedings

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

ITEM 4.	Reserved

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Atlantic Broadband Holdings I, LLC. There is currently no established public trading market for our membership interests.

ITEM 6.	Selected Financial Data

The following table sets forth the selected historical financial data of the Systems as of the dates and for the periods indicated. We derived the summary historical consolidated statement of operations data for the years ended December 31, 2010, 2009, 2008, 2007 and 2006 and the summary consolidated balance sheet data as of December 31, 2010, 2009, 2008, 2007 and 2006 from the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K or previously filed on prior Form 10-Ks which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

The selected historical financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operation Data:
Revenues	$316,978	$301,714	$280,986	$251,672	$212,575

Costs and expenses:
Operating (excluding depreciation and amortization listed below)	141,286	135,535	129,238	117,729	97,766
Selling, general and administrative (excluding depreciation and amortization listed below)	42,689	41,522	41,474	37,063	32,855
Impairment of franchise rights	—	—	23,428	—	—
Depreciation and amortization	42,624	41,784	43,386	49,372	49,694

	226,599	218,841	237,526	204,164	180,315

Income from operations	90,379	82,873	43,460	47,508	32,260
Interest expense	(42,961)	(40,702)	(48,949)	(51,228)	(39,037)
Loss on extinguishment of debt	(1,161)	(4,619)	—	(370)	—
Unrealized gain (loss) from derivative instrument	—	1,821	1,218	(3,729)	(3,393)

Net income (loss)	$46,257	$39,373	$(4,271)	$(7,819)	$(10,170)

Balance Sheet Data:
Total assets	$783,503	$789,034	$789,695	$812,725	$820,088
Total debt	705,000	590,360	614,849	621,763	536,265
Total members’ equity	40,460	159,562	135,529	149,999	245,541

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Goodwill and the Company’s cable franchise rights are tested annually for impairment during the first quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in an impairment on its cable franchise rights of $23.4 million. The Company completed its annual impairment evaluation on March 1, 2009 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts, which would impact these annual impairment results, were noted as of December 31, 2010.

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

Historical Performance

Operating Data

	December 31, 2010	December 31, 2009	December 31, 2008
Equivalent Basic Units (“EBU’s”)	201,706	213,226	223,583
Digital subscribers	92,671	86,745	88,880
High Speed Data (“HSD”) residential subscribers	143,476	134,517	126,143
Telephone residential subscribers	68,340	62,290	50,692
Homes passed	509,720	506,365	503,842
Internet-ready homes passed	502,119	498,764	496,241
Telephone-ready homes passed	497,052	489,954	475,756
Basic subscribers	265,955	276,924	285,540
Basic penetration of homes passed	52.2%	54.7%	56.7%
Digital penetration of basic subscribers	34.8%	31.3%	31.1%
HSD penetration of internet-ready homes passed	28.6%	27.0%	25.4%
Telephone penetration of telephone-ready homes passed	13.7%	12.7%	10.7%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue (in thousands):

	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Revenue:
Video	$163,642	51.6%	$164,018	54.4%	$160,281	57.0%
High Speed Data	60,204	19.0%	52,894	17.5%	46,776	16.6%
Telephone	27,290	8.6%	23,824	7.9%	17,864	6.4%
Advertising Sales	8,453	2.7%	7,882	2.6%	7,741	2.8%
Commercial	33,385	10.5%	29,469	9.8%	24,932	8.9%
Other	24,004	7.6%	23,627	7.8%	23,392	8.3%

Total revenue	$316,978	100.0%	$301,714	100.0%	$280,986	100.0%
Costs and expenses:
Operating (excluding depreciation and amortization and other items listed below)	141,286	44.6%	135,535	44.9%	129,238	46.0%
Selling, general and administrative (excluding depreciation and amortization listed below)	42,689	13.5%	41,522	13.8%	41,474	14.7%
Impairment of franchise rights	—	0.0%	—	0.0%	23,428	8.3%
Depreciation and amortization	42,624	13.4%	41,784	13.8%	43,386	15.4%

Income from operations	90,379		82,873		43,460
Net gain from derivative instrument	—		1,821		1,218
Loss on extinguishment of debt	(1,161)		(4,619)		—
Interest expense	(42,961)		(40,702)		(48,949)

Net income (loss)	46,257		39,373		(4,271)

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenue for the year ended December 31, 2010 was $317.0 million as compared to $301.7 million for the year ended December 31, 2009, an increase of $15.3 million or 5.1%. This increase was mainly the result of a (i) a $7.3 million or 13.8% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $3.5 million or 14.6% increase in telephone revenue generated by this service offering and (iii) a $3.9 million or 13.2% increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect that revenue trends will continue to be positive as we continue to experience increased residential and commercial subscriber levels in our high speed data and telephone offerings through targeted marketing efforts and the increased utility of a broadband connection to our available video subscriber base.

Operating expenses for the year ended December 31, 2010 were $141.3 million as compared to $135.5 million for the same period in 2009, an increase of $5.8 million or 4.3%. This increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels of direct costs associated with our continued expansion of high speed data and cable telephony services totaling $4.7 million, coupled with a $0.5 million increase in salaries and related costs associated with higher staffing levels required to service our expanding residential and commercial customer base. We expect that operating expenses will continue to rise as a result of annual programming contract increases and growth in total revenue generating units which will result in increased direct expenses as we service a larger customer base.

Selling, general and administrative expenses for the year ended December 31, 2010 were $42.7 million as compared to $41.5 million for the year ended December 31, 2009, an increase of $1.2 million or 2.9%. This increase is mainly the result of the incurrence of $4.4 million in fees associated with the Company’s November 2010 refinancing of its senior credit facility, offset by a decrease of $1.1 million in marketing expenses as we continue to improve the efficiencies of our total advertising spending through more targeted promotions and a $1.3 million reduction in expense associated with the fee charged to Grande Communications Networks, LLC for management services provided during the year. As this management service arrangement began during the fourth quarter of 2009, there was a full year of charges in 2010 as compared to only three months in 2009. We expect selling, general and administrative expenses to increase at a slower rate than revenue growth due to the more fixed nature of these costs as compared to direct costs.

Depreciation of plant, property and equipment and amortization expense was $42.6 million for the year ended December 31, 2010, compared with $41.8 million for the same period in 2009, an increase of $0.8 million. This increase was mainly the result of slightly higher levels of capital spending in 2010.

Income from operations for the year ended December 31, 2010 was $90.4 million as compared to $82.9 million for the comparable period in 2009 for the reasons described above.

The marking-to-market of the Company’s interest rate swap agreements resulted in the recognition of $1.8 million in other income for the year ended December 31, 2009. As no swaps were in place during 2010, there was no charge during this year.

The Company recognized a loss of $1.2 million related to costs incurred in conjunction with the November 2010 refinancing of its senior debt.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2010 was $43.0 million, as compared to $40.7 million for the year ended December 31, 2009. This $2.3 million increase was primarily attributable to the interest on the increased senior debt issued in conjunction with our November 2010 refinancing.

As a result of the factors described above, our net income was $46.3 million for the year ended December 31, 2010 as compared to $39.4 million for the year ended December 31, 2009.

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

In connection with the system acquisition we incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of December 31, 2010, the Company had total debt outstanding of $705.0 million.

Our senior credit facility is a $580.0 million Senior Credit Facility, consisting of a $25.0 million revolving credit facility (the “Revolver”) and a $555.0 million term loan. At December 31, 2010, there were no borrowings outstanding under the Revolver, with $25.0 million of unused commitments available to be drawn in compliance with the financial covenants under the Senior Credit Facility. The Revolver commitment shall be paid in full on the termination date of November 29, 2014. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions. The term loan matures in November 2015 and is payable in quarterly installments which commence on March 31, 2011. In conjunction with an amendment to the credit agreement made in March 2011, the maturity of the term loan is now in March 2016. In the event that the 9 3/8% Senior Subordinated Notes have not been repaid or refinanced by September 17, 2013, all borrowings under our senior secured credit facilities will then be payable on that date.

The Senior Credit Facility contains certain restrictive covenants which require us to comply with certain financial ratios, capital expenditures and other limits. We were in compliance with all such covenants at December 31, 2010, and foresee no issues in remaining in compliance during 2011.

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

The Company provided dividends to its members totaling $165.4 million in 2010, $15.3 million in 2009 and $10.1 million during 2008.

We expect to incur capital expenditures in 2011 at a level consistent with that of 2010 as we have substantially completed the deployment of all major product offerings, including high-speed data, telephone and video on demand services to the majority of our systems. We expect subsequent year capital expenditure levels also to remain at a relatively consistent level, reflecting more maintenance and discretionary capital spending.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2010 (dollars in thousands):

	Years Ending December 31,
	Total	2011	2012	2013	2014	2015	Thereafter
Senior secured credit facilities	$555,000	$5,750	$5,750	$5,750	$5,750	$532,000	$—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	150,000	—	—
Cash interest	175,911	41,705	41,417	41,130	27,366	24,293	—
Operating leases	2,210	775	467	387	236	167	178

Total cash contractual obligations	$883,121	$48,230	$47,634	$47,267	$183,352	$556,460	$178

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

In December 2010, the FASB issued authoritative guidance that provides additional guidance on when to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under this guidance, an entity is required to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$21,070	$23,321	$25,572	$27,823	$30,074
9 3/8% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$35,133	$37,384	$39,635	$41,886	$44,137

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under the authoritative guidance associated with accounting for derivative instruments and hedging activities, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes. There were no derivative instruments in place at December 31, 2010.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting.

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions for each of our directors and executive officers as of March 29, 2011.

Name	Age	Position
David J. Keefe	61	Chief Executive Officer and Director
Edward T. Holleran	63	Chief Operating Officer and Director
Patrick Bratton	45	Vice President and Chief Financial Officer
Almis Kuolas	59	Vice President and Chief Technology Officer
Richard Shea	49	Vice President and Chief Information Officer
Blake R. Battaglia	38	Director
John Hunt	45	Director
Benjamin Diesbach	64	Director
Jay M. Grossman	51	Director
Jack Langer	62	Director

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

Mr. Keefe brings to the board his experience in corporate management, operations, financial compliance and governance matters, including his extensive experience in the cable industry. Mr. Keefe has over 35 years of experience with cable system operations, and has served in senior management or as an executive officer for over 25 years.

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

Mr. Holleran brings to the board his experience in corporate management, operations, financial compliance and governance matters, including his extensive experience in the cable industry. Mr. Holleran has over 25 years of experience with cable system operations, and has served in senior management or as an executive officer for over 20 years. As Chairman of the Board of the National Cable Television Cooperative, Mr. Holleran is also positioned to serve as a bridge between this industry leading organization and the Company.

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

Mr. Battaglia brings to the board his years of experience in the media and entertainment industry and his extensive experience as a director of numerous companies in this field. Mr. Battaglia’s breadth of knowledge in directorship and corporate management positions him to provide the board with a variety of perspectives on corporate governance and other issues.

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

Mr. Hunt brings to the board his years of experience in the media and entertainment industry and his extensive experience as a director of numerous companies in this field. Mr. Hunt’s breadth of knowledge in directorship and corporate management positions him to provide the board with a variety of perspectives on corporate governance and other issues.

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

Mr. Diesbach has a distinguished career as a leader in management consulting and private equity. Mr. Diesbach brings his extensive knowledge of operational and business process and years of experience in developing corporate strategy across a broad range of industries. Mr. Diesbach’s experience serving on numerous boards of directors allows him to provide the board with a variety of perspectives on corporate governance and other critical decision-making issues.

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

Mr. Grossman has a distinguished career as a leader in management consulting and private equity. Mr. Grossman brings his extensive knowledge of operational and business process and years of experience in developing corporate strategy across a broad range of industries. Mr. Grossman’s experience serving on numerous boards of directors allows him to provide the board with a variety of perspectives on corporate governance and other critical decision-making issues.

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

Mr. Langer brings to the board his years of experience in corporate finance and the media and entertainment industry and his extensive experience as a director of a wide array of companies in different industries. Mr. Langer’s breadth of knowledge in directorship and corporate management positions him to provide the board with a variety of perspectives on corporate governance, management and other strategic issues.

There are no family relationships among the foregoing persons.

Audit Committee

Given the ownership structure of the Company and the financial experience and business acumen of the directors serving on our board of directors, our board of directors has determined (i) not to establish an audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act or a committee performing similar functions, and (ii) not to designate a director that meets the qualifications of an “audit committee financial expert” as defined under Item 401(d)(5) of Regulation S-K.

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

Other Matters

Given the ownership structure of the Company, it has not adopted any procedures by which security holders may recommend nominees to our board of directors.

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

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be discretionary in the form of annual bonus awards that are paid, if at all, based on company accomplishment and, to a lesser degree, individual performance. The compensation awarded to our named executive officers for fiscal 2010, as well as prior years, was intended:

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

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize and individual’s performance in relation to special or strategic projects. The annual incentives paid in 2011 for 2010 performance were based primarily upon the performance of the Company. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year and, to a lesser degree, to individual performance. The targeted incentive for the named executive officers is 30% of their base salary, which is determined annually based upon the Company’s achieving annual budgeted levels. For 2010, budgeted revenue and EBITDA levels were $322.4 million and $138.2 million, respectively

Outside of the Company’s “Bonus Plan”, there is no other non-equity incentive compensation plan.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during 2010 in addition to adjusting base salaries as deemed appropriate in connection with each executive’s employment agreement. Annual base salary increases typically vary from 3% to 5% based upon the Company’s performance against annual budgeted revenue and EBITDA levels.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401(K) contributions and medical benefits paid.

Our Benefit Plans

We maintain a 401(k) plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a three month service requirement, we match 50% of the employees’ contributions up to a maximum of 5.0% of the employees’ compensation. Our contributions vest after five years of service. Company contributions were approximately $474,000, $415,000 and $493,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Summary Compensation Table

The following table contains a summary of the annual, long-term and other compensation paid or accrued during the fiscal years ended December 31, 2010, 2009 and 2008 to those persons who were the Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers of our Company in these years.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	All Other Compensation(2)	Total Compensation
David J. Keefe Chief Executive Officer and Director	2010 2009 2008	$435,531 414,792 395,040	$195,989 165,917 158,016	$5,367 137,048 18,446	$636,887 717,757 571,502
Patrick Bratton Chief Financial Officer	2010 2009 2008	264,601 252,000 240,000	119,070 100,800 96,000	8,900 93,325 6,030	392,571 446,125 342,030
Edward T. Holleran President, Chief Operating Officer and Director	2010 2009 2008	435,531 414,792 395,040	195,989 165,917 158,016	9,368 137,344 11,876	640,888 718,052 564,932
Almis Kuolas Chief Technology Officer	2010 2009 2008	235,091 227,141 218,405	105,791 90,856 76,442	7,107 57,232 6,617	347,989 375,229 301,464
Richard Shea Chief Information Officer	2010 2009	222,525 215,000	100,136 86,000	6,520 74,047	329,181 375,047
David Dane Senior Vice President and General Manager	2010	210,000	194,500	7,312	411,812

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

Annual Compensation
Name	Fiscal Year	Group Term Life Insurance Coverage	401(k) match	Grande Communications Networks LLC Management Service Reimbursement	Total All Other Compensation
David J. Keefe	2010 2009 2008	$3,518 9,925 15,520	$1,849 2,123 2,926	$0 125,000 0	$5,367 137,048 18,446
Patrick Bratton	2010 2009 2008	2,991 2,389 280	5,909 5,936 5,750	0 85,000 0	8,900 93,325 6,030
Edward T. Holleran	2010 2009 2008	8,618 11,444 10,750	750 900 1,126	0 125,000 0	9,368 137,344 11,876
Almis Kuolas	2010 2009 2008	1,212 1,316 1,065	5,895 5,916 5,552	0 50,000 0	7,107 57,232 6,617
Richard Shea	2010 2009	395 422	6,125 6,125	0 67,500	6,520 74,047
David Dane	2010	1,239	6,073	0	7,312

Employment Agreements

We currently have employment agreements with Messrs. Keefe, Holleran, Bratton, Kuolas and Shea dated September 1, 2009.

Each employment agreement provides for a term of three years unless otherwise terminated earlier. Under the current employment agreements, Mr. Keefe is paid a base salary of $457,308 per year, Mr. Holleran is paid a base salary of $457,308 per year, Mr. Bratton is paid a base salary of $277,831 per year, Mr. Kuolas is paid a base salary of $243,391 per year and Mr. Shea is paid a base salary of $230,313 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. In addition, Mr. Keefe’s and Mr. Holleran’s agreements stipulate annual base salary increases. If the executive’s employment is terminated by reason of disability or resignation or in connection with a sale of the company, the executive is not entitled to receive any base compensation, fringe benefits or bonus after the date of the termination of employment. The employment agreement provides for the subject executive to receive, in the event that we terminate the subject executive’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination.

Each employment agreement also contains a “non-compete” provision prohibiting the executive from owning, managing, controlling, participating in or operating a competing business for a period of two years following termination of employment.

Potential Payments Upon Termination

The information below describes and quantifies certain compensation that would become payable under the executive employment agreements if, as of December 31, 2010, the subject executive’s employment had been terminated by us without cause. The employment agreements provides for the subject executive to receive, in the event that we terminate the subject executive’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination. All executives will be required to sign a release as a condition to receiving any severance payments. We believe these severance benefits are essential elements of our executive compensation package and assist us in recruiting and retaining talented individuals.

Name	Severance Payment
David J. Keefe	$228,654
Patrick Bratton	$138,916
Edward T. Holleran	$228,654
Almis Kuolas	$121,696
Richard Shea	$115,157

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

Compensation Risk Management

Subject to certain limitations, the board of directors has the authority to review and approve all labor practices of the Company recommended by senior management, including with respect to wage and salary rates and terms, fringe benefits, retirement, bonus and employee benefit plans and collective bargaining agreements. The employment, termination and compensation of the executive staff of the Company (including our named executives) is also determined by the board. We believe that the compensation programs we have implemented and which have been approved by the board appropriately balance risk and the achievement of long-term and short-term goals, and that they are not reasonably likely to have a material adverse effect on our business.

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

Atlantic Broadband Group, LLC indirectly owns all of the membership units of our Company. The following table sets forth information regarding the beneficial ownership of the equity interests of Atlantic Broadband Group, LLC as of December 31, 2010, by:

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

ITEM 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2009 and 2010, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	2009	2010
Audit Fees	$450	$500
Audit Related Fees	152	—
Tax Fees	87	76
All Other Fees	2	2

Total	$691	$578

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

2.	Exhibits

EXHIBIT NUMBER	EXHIBIT

1.1	Purchase Agreement dated as of January 27, 2004 by and among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Cowen Securities Corporation.***

2.1	Asset Purchase Agreement dated as of September 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1a	First Amendment to the Asset Purchase Agreement, dated as of October 31, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1b	Second Amendment to the Asset Purchase Agreement, dated as of December 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1c	Third Amendment to the Asset Purchase Agreement, dated as of February 27, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

3.1	Certificate of Formation of Atlantic Broadband Finance, LLC.***

3.2	Certificate of Incorporation of Atlantic Broadband Finance, Inc.***

3.3	Certificate of Formation of Atlantic Broadband Management, LLC.***

3.4	Certificate of Formation of Atlantic Broadband (Miami), LLC.***

3.5	Certificate of Formation of Atlantic Broadband (Penn), LLC.***

3.6	Certificate of Formation Atlantic Broadband (Delmar), LLC.***

3.7a	Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

EXHIBIT NUMBER	EXHIBIT

3.7b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.8	By-laws of Atlantic Broadband Finance, Inc.***

3.9a	Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.9b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.10a	Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.10b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.11a	Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.11b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.12a	Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

3.12b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

4.1	Indenture, dated as of February 10, 2004, among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., the Guarantors and The Bank of New York, as trustee.***

4.2	Form of Note (included in Exhibit 4.1).**

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Credit Lyonnais New York Branch and Société Générale (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31,2006).

10.1a	Amendment No. 1 and Agreement, dated as of December 22, 2005 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1b	Amendment No. 2 and Agreement, dated as of March 6, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1c	Amendment No. 3 and Agreement, dated as of August 23, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).

10.1d	Amended and Restated Credit Agreement, dated as of March 7, 2007 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Calyon New York Branch and Société Générale (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007).

EXHIBIT NUMBER	EXHIBIT

10.1e	Amendment No. 1 dated as of June 8, 2009, to the Amended and Restated Credit Agreement dated as of March 7, 2007, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, the Subsidiary Guarantors party thereto, the several lenders from time to time party thereto, Société Générale, as Administrative Agent and the other Agents party thereto (incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed on June 9, 2009).

10.1f	Credit Agreement dated as of November 29, 2010 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, the Subsidiary Guarantors party thereto, the several lenders from time to time party thereto, Credit Suisse AG, as Administrative Agent and the other Agents party thereto (incorporated by reference to the Exhibit to the Company’s Report of Form 8-K filed on November 30, 2010).

10.1g	Amended and Restated Credit Agreement dated as of March 8, 2011 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, the Subsidiary Guarantors party thereto, the several lenders from time to time party thereto, Credit Suisse AG, as Administrative Agent and the other Agents party thereto.

10.2	Security Agreement, dated as of March 1, 2004 made by Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, and the Guarantors in favor of Société Générale.***

10.3	Guarantee, dated as of March 1, 2004 by Atlantic Broadband Holdings I, LLC in favor of Société Générale.***

10.4	Guarantee, dated as of March 1, 2004 by and among each Subsidiary Guarantor in favor of Société Générale.***

10.5	Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004 of Atlantic Broadband Group, LLC, by and among Atlantic Broadband Group, LLC and certain Members and Option Holders.***

10.6	Members Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, ABRY Partners IV, L.P., the Members and Option Holders.***

10.7	Registration Rights Agreement, dated as of March 1, 2004, by and among Atlantic Broadband Group, LLC and the Members and Option Holders.***

10.8	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and David J. Keefe.***

10.9	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.***

EXHIBIT NUMBER	EXHIBIT

10.10	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Patrick Bratton.***

10.11	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Almis Kuolas.***

10.12	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Chris Daly.***

10.13	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Matthew Murphy.***

10.14	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Richard Shea.***

10.15	Bill of Sale & Assignment and Assumption Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.16	Retained Franchise Management Agreement, dated as of March 1, 2004, by and between Hornell Television Service, Inc. and Atlantic Broadband Finance, LLC.***

10.17	Transition Services Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.18	Reimbursement Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, Atlantic Broadband Finance, LLC and ABRY Partners, LLC.***

10.19	Form of Incentive Unit Purchase Agreement.**

10.20	Asset Purchase Agreement among G Force LLC, Atlantic Broadband (SC) LLC and, solely for the purpose of Article VII therein, Atlantic Broadband Finance, LLC, dated as of July 13, 2006 (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.21	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and David J. Keefe (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.22	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Edward T. Holleran (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.23	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Patrick Bratton (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

EXHIBIT NUMBER	EXHIBIT

10.24	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Almis Kuolas (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.25	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Chris Daly (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.26	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Matthew Murphy (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.27	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Richard Shea (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.28	Management Services Agreement dated as of September 14, 2009 between Atlantic Broadband Finance, LLC, Grande Communications Networks, LLC and Grande Manager LLC (incorporated by reference to the Exhibit to the Company’s Report on Form 8-k filed on September 10, 2009).

10.29	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and David J. Keefe (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.30	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Edward T. Holleran (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.31	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Patrick Bratton (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.32	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Almis Kuolas (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.33	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Chris Daly (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.34	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Richard Shea (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

EXHIBIT NUMBER	EXHIBIT

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

21.1	Subsidiaries of the Co-Registrants.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Incorporated by reference to the corresponding Exhibit to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-11504) as filed on July 29, 2005.
***	Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-4 (File No. 333-11504) as filed on May 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2011.

ATLANTIC BROADBAND FINANCE, LLC

By:	/s/ DAVID J. KEEFE
David Keefe
CHIEF EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2011

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Atlantic Broadband Finance, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members’ equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Broadband Finance, LLC and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 29, 2011

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Balance Sheets

December 31, 2009 and 2008

(in thousands)

	2010	2009
Assets
Current assets
Cash and cash equivalents	$9,747	$14,696
Accounts receivable—net of allowance for doubtful accounts of $371 and $387, respectively	8,260	9,572
Accounts receivable – related party	593	556
Prepaid expenses and other current assets	1,557	1,707

Total current assets	20,157	26,531
Plant, property and equipment, net	194,057	194,221
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	1,229	1,843
Debt issuance costs, net	7,755	6,134

Total assets	$783,503	$789,034

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$5,750	$33,601
Accrued interest	6,523	6,516
Accounts payable	15,021	13,034
Accrued expenses	12,262	12,686
Unearned service revenue	4,835	4,686

Total current liabilities	44,391	70,523
Long-term debt, net of current portion	696,462	556,759
Other long-term liabilities	2,190	2,190

Total liabilities	743,043	629,472

Commitments and contingencies (Note 13)
Member’s equity/(deficit)	(16,221)	149,138
Retained earnings	56,681	10,424

Total member’s equity	40,460	159,562

Total liabilities and member’s equity	$783,503	$789,034

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Revenue	$316,978	$301,714	$280,986

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	141,286	135,535	129,238
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	42,689	41,522	41,474
Impairment of franchise rights	—	—	23,428
Depreciation and amortization	42,624	41,784	43,386

Income from operations	90,379	82,873	43,460
Interest expense	(42,961)	(40,702)	(48,949)
Loss on extinguishment of debt	(1,161)	(4,619)	—
Net gain on derivative instruments	—	1,821	1,218

Net income (loss)	$46,257	$39,373	$(4,271)

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2010, 2009 and 2008

(in thousands)

	Member’s Equity/(Deficit)	Retain Earnings/ (Accumulated Deficit)	Total Member’s Equity
December 31, 2007	$174,677	$(24,678)	$149,999
Dividend to Parent	(10,199)	—	(10,199)
Net loss	—	(4,271)	(4,271)

December 31, 2008	164,478	(28,949)	135,529
Dividend to Parent	(15,340)	—	(15,340)
Net income	—	39,373	39,373

December 31, 2009	149,138	10,424	159,562
Dividend to Parent	(165,359)	—	(165,359)
Net income	—	46,257	46,257

December 31, 2010	$(16,221)	$56,681	$40,460

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$46,257	$39,373	$(4,271)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Impairment of franchise rights	—	—	23,428
Depreciation and amortization	42,624	41,784	43,386
Amortization of debt issuance costs	2,573	2,418	2,288
Amortization of debt discount	87	—	—
Loss on extinguishment of debt	1,161	4,619	—
Net (gain) loss on derivative instrument	—	(1,821)	(1,218)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	1,275	(1,073)	(1,267)
Prepaid expenses and other current assets	150	147	(46)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(2,309)	(1,242)	(3,377)
Unearned service revenue	149	(1)	201

Net cash provided by operating activities	91,967	84,204	59,124

Cash flows from investing activities
Purchases of plant, property and equipment	(37,967)	(29,095)	(38,394)
Acquisition of cable systems	—	(1,626)	—

Net cash used in investing activities	(37,967)	(30,721)	(38,394)

Cash flows from financing activities
Proceeds from issuance of debt, net of discount	572,125	—	—
Borrowings under revolving credit facility	—	—	8,000
Payments of revolving credit facility	—	(12,917)	(10,000)
Repayments of debt principal	(460,360)	(11,373)	(4,528)
Payments of capital lease obligations	—	(199)	(386)
Dividend to members	(165,359)	(15,340)	(10,199)
Payment of debt issuance costs	(5,355)	(5,965)	—

Net cash used in financing activities	(58,949)	(45,794)	(17,113)

Net change in cash and equivalents	(4,949)	7,689	3,617
Cash and cash equivalents, beginning of period	14,696	7,007	3,390

Cash and cash equivalents, end of period	$9,747	$14,696	$7,007

Supplemental disclosure of cash flow information
Interest paid	$40,381	$38,512	$46,443
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	3,879	2,562	2,748

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

The Company plans to continue the expansion of its existing subscriber base through existing and new services, such as: digital cable, high speed Internet, high-definition television, and telephony services. The Company anticipates additional capital expenditures to facilitate this growth. Under current plans and operations, additional financing in excess of existing facilities is not expected to be required to fund operations or capital expenditures. Operating cash flow is expected to be sufficient to repay current obligations and outstanding debt as they become due through at least the next twelve months. Should the Company fail to meet its expectations, the Company would look to draw down against it’s existing revolving credit facility, obtain additional financing, refinance existing agreements, and/or reduce capital expenditures.

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of $23.4 million. The Company completed its annual impairment evaluation on March 1, 2010 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts, which would impact these annual impairment results, were noted as of December 31, 2010.

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented two of the Company’s four operating systems) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one reporting unit is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded during the first quarter of 2011 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

Realizability of Long-Lived Assets

The carrying values of long-lived assets, which include construction material, property, plant and equipment, and other intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Any impairment loss would be measured as the amount by which the carrying amount exceeded the fair value, most likely determined by future discounted cash flows. Management believes that there have been no impairments as of December 31, 2010.

Debt Issuance Costs

Certain costs associated with issuance of the Company’s debt have been capitalized. These debt issuance costs are amortized over the life of the Credit Facility using the effective interest method. Amortization expense related to debt issuance costs charged to interest expense in 2010, 2009 and 2008 was $2,573, $2,418 and $2,288, respectively.

Deferred Credits

Deferred credits consist primarily of deferred launch incentives. The Company receives launch incentive payments from programmers. These incentive payments are deferred and recognized over the life of the related programming agreements as an offset to programming costs in direct expenses. Through December 31, 2010, these amounts have not been material.

Revenue Recognition

Revenues are generally recognized when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectability is reasonably assured. Revenues from video, Internet access and telephony services are recognized based upon monthly service fees or fees per event. Revenue for customer fees, equipment rental, advertising and pay-per-view programming is recognized in the period that the services are delivered. Video and non-video installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Direct selling costs have exceeded installation revenue for the years ended December 31, 2010, 2009 and 2008, requiring no deferral of such revenue. Any programming incentive revenue received is deferred and recognized over the life of the underlying contract. Under the terms of the Company’s non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service to the local franchise authority. The Company normally passes these fees through to its cable subscribers and records these fees in revenue with a corresponding amount included in direct expenses.

Marketing Costs

The cost of marketing, advertising, and selling is expensed as incurred and is included in sales, general and administrative expenses. Marketing, advertising, and selling expense in 2010, 2009 and 2008 was $11,497, $12,596 and $13,223, respectively.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements (“Swaps”). The accounting standard requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. At December 31, 2008 and 2007, derivative instruments consist solely of Swaps which are used to reduce the Company’s exposure to interest rate fluctuations on its variable rate debt (see Note 9). At December 31, 2008 and 2007, the Swaps were recorded at fair value as a liability of $1,821 and $3,039, respectively. These agreements ended in March 2009, resulting in no assets or liabilities recorded at December 31, 2010 or 2009. In February 2011, the Company entered into five interest rate cap agreements (see Note 15).

The interest rate swap agreements are not designated as hedging instruments, accordingly, changes in fair values are recognized currently in earnings. The Company recorded a gain of $1,821 and $1,218 for the years ended December 31, 2009 and 2008, respectively.

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

In December 2010, the FASB issued authoritative guidance that provides additional guidance on when to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts. Under this guidance, an entity is required to perform the second step of the goodwill impairment test for reporting units with zero or negative carrying amounts if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The guidance is effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

4. Acquisitions

During 2009, the Company made one small acquisition of a dial-up internet provider for a total purchase price, excluding liabilities assumed, of $1,626, consisting mainly of subscriber relationships.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,
	2010	2009
Distribution facilities	$244,419	$226,767
Subscriber equipment	68,160	62,752
Headend equipment	50,868	43,816
Buildings and leasehold improvements	11,044	10,393
Office equipment and other	21,018	18,075
Vehicles and equipment	12,160	10,906
Land	2,012	1,996
Construction in progress	157	52
Material inventory	3,686	3,453

Total plant, property and equipment	413,524	378,210
Less: accumulated depreciation	219,467	183,989

Plant, property and equipment, net	$194,057	$194,221

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $42,010, $41,501 and $42,549, respectively.

6. Goodwill and Intangible Assets

The carrying value of goodwill at December 31, 2010 and 2009 was $35,905. For the fiscal years ended December 31, 2010 and 2009, there were no historical impairments and no additional goodwill recognized.

The carrying value of franchise rights at December 31, 2010 and 2009 was $524,400. For the fiscal years ended December 31, 2010 and 2009, there was no additional franchise rights recognized. There was no impairment charge on the franchise rights for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, based on an interim impairment test, an impairment charge on the franchise rights of $23,428 was recorded.

Intangible assets consist of the following as of December 31, 2010:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(46,025)	$1,229
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,225)	$1,229

Intangible assets consist of the following as of December 31, 2009:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(45,411)	$1,843
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(47,611)	$1,843

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $614, $283 and $837, respectively. Amortization expense on intangible assets with a definite life for the next five years as of December 31, 2010 is as follows:

Amortization Expense
2011	$615
2012	614
Thereafter	—

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2010	2009
Franchise, copyright and revenue sharing fees	$2,873	$2,752
Payroll and related taxes	3,802	3,753
Other accrued expenses	5,587	6,181

Total accrued liabilities	$12,262	$12,686

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

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities. In the past, our Level 2 assets have included interest rate swaps whose fair value we determine using a pricing model predicated upon observable market inputs. The Company’s derivative instruments have been pay-fixed, receive-variable interest rate swaps based on LIBOR swap rate. The LIBOR swap rate is observable at commonly quoted intervals for the full term of the swaps and therefore is considered a level 2 item.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of December 31,2010 and 2009 that we measured at fair value on a recurring basis.

9. Debt

On February 10, 2004, the Company entered into $305.0 million of term loans (the “Old Term Loans”) and a $90.0 million revolving credit facility (the “Old Revolver”) with a group of banks and institutional investors led by Merrill Lynch & Company, General Electric Capital Corporation, Societe Generale and Calyon Corporate and Investment Bank. These two facilities are governed by a single credit agreement dated as of February 10, 2004 (collectively, the “Old Senior Credit Facility”).

The net proceeds from the Old Senior Credit Facility were primarily used to acquire and operate the Systems.

On August 23, 2006, the Company amended its Old Senior Credit Facility to increase the Old Term Loan commitment by $50.0 million in anticipation of the pending acquisition of G Force LLC. The acquisition closed and the additional borrowings occurred on November 1, 2006. The additional borrowings were made under the same conditions as the original Old Term Loans.

On March 6, 2007, the Company amended its Old Senior Credit Facility and increased the Old Term Loan commitment and borrowings by $104.5 million. The proceeds of the additional Old Term Loans were used to provide a dividend to its members of $77.6 million and to reduce outstanding Old Revolver borrowings by $23.0 million. The balance of the proceeds were used for working capital purposes. The additional borrowings were made under substantially the same conditions as the original Old Term Loans.

On June 8, 2009, the Company amended its Old Senior Credit Facility to extend the maturity date of $325.0 million in Old Term Loan principal from September 2011 to June 2013. The remaining outstanding Old Term Loan debt of $118.8 million remained unchanged and matured in September 2011. As a result of the modification to the Old Senior Credit Facility, the Company incurred $5.9 million of debt financing costs, $4.6 million of which was expensed as a loss on extinguishment of debt and the remaining $1.3 million is being amortized to interest expense over the remaining life of the Old Senior Credit Facility.

On November 29, 2010. the Company entered into a new $575.0 million term loan facility (the “New Term Loan Facility”) and a $25.0 million revolving credit facility (the “New Revolver Facility” and, together with the New Term Loan Facility, collectively the “New Senior Credit Facility”) with a group of banks and institutional investors led by Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc. The New Senior Credit Facility is governed by a single credit agreement dated November 29, 2010. The proceeds of the New Term Loan Facility were used (a) to repay in full all indebtedness and other amounts due or outstanding under the Old Senior Credit Facility, (b) to consummate a cash dividend payment of approximately $110.7 million to the shareholders of Atlantic Broadband Holdings I, LLC and (c) to pay

approximately $39.3 million in aggregate amount to Atlantic Broadband Holdings I, LLC to facilitate the redemption of certain of its preferred stock. As a result of the issuance of the New Senior Credit Facility, the Company incurred $5.9 million of debt financing costs, $1.2 million of which was expensed as a loss on extinguishment of debt and the remaining $4.2 million is being amortized to interest expense over the remaining life of the Old Senior Credit Facility.

The New Senior Credit Facility contains certain restrictive financial covenants that, among other things, require the Company to maintain certain debt service coverage, interest coverage, fixed charge coverage, leverage ratios and a certain level of EBITDA and places certain limitations on additional debt and investments. The New Senior Credit Facility contains conditions precedent to borrowing, events of default (including change of control) and covenants customary for facilities of this nature. The New Senior Credit Facility is collateralized by substantially all of the assets of the Company and its subsidiaries.

At December 31, 2010, there was $555,000 outstanding under the New Term Loans and no borrowings under the New Revolver. At December 31, 2009, there was $440,360 outstanding under the Old Term Loans and no borrowings under the Old Revolver. The carrying value of the New and Old Senior Credit Facilities at December 31, 2010 and 2009 approximates fair value. The New Term Loans have quarterly principal payments of 1.0% per annum with a LIBOR margin of 3.50% and a “LIBOR floor” of 1.5%. The weighted average interest rate for 2010, 2009 and 2008 on the New and Old Term Notes and Revolver was 5.68%, 4.82% and 5.97%, respectively.

As of December 31, 2010, there was approximately $25,000 of unused commitments under the New Revolver all of which could be drawn in compliance with the financial covenants under the New Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

The Company can make no assurances that it will be able to satisfy and comply with the covenants under the New Senior Credit Facility. The Company’s ability to maintain its liquidity and maintain compliance with its covenants under the New Senior Credit Facility is dependent upon its ability to successfully execute its current business plan. The Company believes that the cash generated from operations will be sufficient to meet its debt service, capital expenditures and working capital requirements for at least the next twelve months.

Term loan installments begin on March 31, 2011. The New Term Loan Facility has a five-year maturity and the New Revolver Facility has a four-year maturity, in each case subject to an earlier maturity in the event that the Company’s 9.375% senior subordinated notes due 2014 remain outstanding on or prior to September 17, 2013. Principal payments under the New Senior Credit Facility for each year ending December 31, 2010 through maturity are as follows:

2011	$5,750
2012	5,750
2013	5,750
2014	5,750
2015	532,000

$555,000

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150,000 of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at December 31, 2010 and 2009 approximates fair value.

Debt Issuance Costs

In 2004, the Company capitalized $15,019 of debt issuance costs related to the Senior Credit Facility and the Notes. In 2006 the Company capitalized $1,200 of debt issuance costs related to the increased borrowings under the Old Senior Credit Facility to fund the acquisition of the G Force LLC assets. In 2007 the Company capitalized $917 of debt issuance costs related to the amendment to the Old Senior Credit Facility and increased Term Loan commitment. In 2009, the Company paid $5,965 of debt issuance costs related to the amendment to the Old Senior Credit Facility and extended revolver commitment. In 2010, the Company paid $5,355 of debt issuance costs related to the New Senior Credit Facility. Debt issuance costs are amortized using the effective interest method over the term of the Senior Credit Facility.

Interest Rate Swap Agreements

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility related to these changes, in September 2006 the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years and a rate of 5.08%. These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,821 and $1,218 in other income for the years ended December 31, 2009 and 2008, respectively.

Debt Covenants

The New and Old Senior Credit Agreements and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at December 31, 2010, 2009 and 2008.

Seller Note

In conjunction with the November 1, 2006 acquisition of G Force, LLC, the Company issued to the seller a note in the amount of $6,900. This note had an interest rate of 6%, payable semi-annually, and was repaid on the third anniversary of the acquisition date in November 2009.

10. Member’s Equity (Deficit)

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. The Company provided dividends totaling $87.7 million during the 2007, $10.1 million during 2008, $15.3 million during 2009 and $165.4 million during 2010.

11. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $1,705 and $363 in Management Fees were recorded during the years ended December 31, 2010 and 2009, respectively. Additionally, the Company had a receivable from Grande of $593 and $556 as of December 31, 2010 and 2009, respectively.

12. Employee Benefits

401(k) Savings Plan

During 2004, the Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions subject to a limit of the first 5% of the participant’s compensation. During 2010, 2009 and 2008, the Company recorded $493, $415 and $474, respectively, of expense related to the 401(k) plan.

13. Commitments and contingencies

The Company currently leases office and warehouse space and equipment under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements for the years 2010, 2009 and 2008 was $840, $793 and $745, respectively.

Future minimum lease commitments under non-cancelable leases and service agreements as of December 31, 2010 are as follows:

Operating Leases
2011	$775
2012	467
2013	387
2014	236
2015	167
Thereafter	178

Total minimum lease payments	$2,210

In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

14. Valuation and Qualifying Accounts

Allowance for doubtful accounts roll forward:

	Balance at beginning of period	Charged in operations	Deductions	Balance at end of period
Year ended December 31, 2008	$470	$2,837	$(2828)	$479
Year ended December 31, 2009	$479	$3,046	$(3,138)	$387
Year ended December 31, 2010	$387	$2,243	$(2,259)	$371

15. Subsequent Events

In February 2011, the Company entered into four interest rate cap contracts for a total notional value of $180.0 million with a 2 year term and a rate of 5.0% and one interest rate cap contract for a notional value of $25.0 million with a 1 year term and a rate of 5.0%.

On March 8, 2011, the Company amended its New Senior Credit Facility to reduce the interest rate margins by 0.5% and the “LIBOR Floor” by 0.5%. In addition, the maturity dates for the New Term Loan and New Revolver were reset to the fifth and fourth anniversary dates from the March 8, 2011 amendment date in each case subject to an earlier maturity in the event that the Company’s 9.375% senior subordinated notes due 2014 remain outstanding on or prior to September 17, 2013. The resulting principal payments under the amended New Senior Credit Facility for each year ending December 31, 2010 through maturity are as follows:

2011	$4,163
2012	5,550
2013	5,550
2014	5,550
2015	5,550
2016	528,637

$555,000