Form 10-Q
period 2011-03-31
Atlantic Broadband Finance, LLC
filed 2011-05-12
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

As of May 12, 2011, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	March 31, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$5,538	$9,747
Accounts receivable—net of allowance for doubtful accounts of $319 and $371, respectively	7,028	8,260
Accounts receivable—related party	626	593
Prepaid expenses and other current assets	2,967	1,557

Total current assets	16,159	20,157
Plant, property and equipment, net	192,591	194,057
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	1,075	1,229
Debt issuance costs, net	7,040	7,755

Total assets	$777,170	$783,503

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$5,550	$5,750
Accrued interest	4,370	6,523
Accounts payable	15,641	15,021
Accrued expenses	10,607	12,262
Unearned service revenue	5,629	4,835

Total current liabilities	41,797	44,391
Long-term senior debt	681,923	696,462
Other long-term liabilities	2,190	2,190

Total liabilities	725,910	743,043

Member’s deficit	(16,221)	(16,221)
Retained earnings	67,481	56,681

Total member’s equity	51,260	40,460

Total liabilities and member’s equity	$777,170	$783,503

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cable service revenue	$81,125	$77,663

Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	36,162	35,821
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	12,042	10,151
Depreciation and amortization	10,987	10,401

Income from operations	21,934	21,290
Interest expense	11,134	10,580

Net income	$10,800	$10,710

The accompanying notes are an integral part of these condensed consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income	$10,800	$10,710
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,987	10,401
Amortization of debt issuance costs	715	637
Amortization of debt discount	261	—
Changes in operating assets and liabilities
Accounts receivable	1,199	2,641
Prepaid expenses and other current assets	(1,410)	(1,489)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(5,197)	(8,230)
Unearned service revenue	794	832

Net cash provided by operating activities	18,149	15,502

Cash flows from investing activities
Purchases of plant, property and equipment	(7,358)	(5,852)

Net cash used in investing activities	(7,358)	(5,852)

Cash flows from financing activities
Repayments of debt principal	(15,000)	(1,611)
Dividend to members	—	(15,000)

Net cash used in financing activities	(15,000)	(16,611)

Net change in cash and equivalents	(4,209)	(6,961)
Cash and cash equivalents, beginning of period	9,747	14,696

Cash and cash equivalents, end of period	$5,538	$7,735

Supplemental disclosure of cash flow information
Interest paid	$12,287	$13,460
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,009	4,699

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

On March 31, 2011, the Company had approximately 264,000 cable, 147,000 residential high-speed Internet and 69,000 residential telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Basis of Presentation

The financial statements presented herein include the consolidated accounts of Atlantic Broadband Finance, LLC and its Subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to useful lives of property, plant and equipment and finite-lived intangible assets, the recoverability of the carrying values of goodwill, other intangible assets and fixed assets (which include capitalized labor and overhead costs) and commitments and contingencies. Actual results could differ from those estimates.

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company completed its annual impairment evaluation on March 1, 2011 and did not identify any impairment or note any reporting units at risk of failing the first step.

Recently Issued Accounting Standards

In October 2009, the FASB issued authoritative guidance related to Multiple-Deliverable Revenue Arrangements. The guidance addresses how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

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

4. Fair Value Measurements

There were no financial assets or liabilities as of March 31, 2011 or December 31, 2010 that we measured at fair value on a recurring basis.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Distribution facilities	$248,513	$244,419
Subscriber equipment	70,054	68,160
Headend equipment	51,968	50,868
Buildings and leasehold improvements	11,070	11,044
Office equipment and other	21,598	21,018
Vehicles and equipment	12,482	12,160
Land	2,012	2,012
Construction in progress	464	157
Material inventory	3,613	3,686

Total plant, property and equipment	421,774	413,524
Less: accumulated depreciation	229,183	219,467

Plant, property and equipment, net	$192,591	$194,057

Depreciation expense for the three months ended March 31, 2011 and 2010 was $ 10,833 and $10,248, respectively.

6. Goodwill and Intangible Assets

The carrying value of goodwill at March 31, 2011 and December 31, 2010 was $35,905. For the three months ended March 31, 2011 and 2010, there were no impairments and no additional goodwill recognized.

The carrying value of franchise rights at March 31, 2011 and December 31, 2010 was $524,400. For the three months ended March 31, 2011 and 2010, there were no impairments and no additional franchise rights recognized.

Intangible assets consist of the following as of March 31, 2011:

	Cost	Accumulated Amortization	Net intangible assets

Subscriber relationships	$47,254	$(46,179)	$1,075

Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,379)	$1,075

Intangible assets consist of the following as of December 31, 2010:

	Cost	Accumulated Amortization	Net intangible assets

Subscriber relationships	$47,254	$(46,025)	$1,229

Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,225)	$1,229

Amortization expense for the three months ended March 31, 2011 and 2010 was $154 and $153, respectively.

7. Accrued Expenses

Accrued expenses consist of the following:

	March 31, 2011	December 31, 2010
Franchise, copyright and revenue sharing fees	$2,258	$2,873
Payroll and related taxes	2,572	3,802
Other accrued expenses	5,777	5,587

Total accrued liabilities	$10,607	$12,262

8. Debt

On June 8, 2009, the Company amended its old senior credit facility to extend the maturity date of $325.0 million in old term loan principal from September 2011 to June 2013. The remaining outstanding old term loan debt of $118.8 million remained unchanged and was scheduled to mature in September 2011. As a result of the modification to the old senior credit facility, the Company incurred $5.9 million of debt financing costs, $4.6 million of which was expensed as a loss on extinguishment of debt and the remaining $1.3 million was scheduled to be amortized to interest expense over the remaining life of the old senior credit facility for lenders who continued to be lenders under the new facilities.

On November 29, 2010. the Company entered into a new $575.0 million term loan facility (the “New Term Loan Facility”) and a $25.0 million revolving credit facility (the “New Revolver Facility” and, together with the New Term Loan Facility, collectively the “New Senior Credit Facility”) with a group of banks and institutional investors led by Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc. The New Senior Credit Facility is governed by a single credit agreement dated November 29, 2010. The proceeds of the New Term Loan Facility were used (a) to repay in full all indebtedness and other amounts due or outstanding under the Old Senior Credit Facility, (b) to consummate a cash dividend payment of approximately $110.7 million to the shareholders of Atlantic Broadband Holdings I, LLC and (c) to pay approximately $39.3 million in aggregate amount to Atlantic Broadband Holdings I, LLC to facilitate the redemption of certain of its preferred stock. As a result of the issuance of the New Senior Credit Facility, the Company incurred $5.4 million of debt financing costs, expensed as a loss on extinguishment of debt $1.2 million of previously capitalized costs with the remaining total of $8.0 million in capitalized costs being amortized to interest expense over the life of the New Senior Credit Facility and the senior subordinated notes.

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

At March 31, 2011, there was $540.0 million outstanding under the Term Loans and no borrowings under the Revolver. At December 31, 2010, there was $555.0 million outstanding under the Term Loans and no borrowings under the Revolver. The carrying value of the Senior Credit Facility at March 31, 2011 and December 31, 2010 approximates fair value. The New Term Loans have quarterly principal payments of 1.0% per annum with a LIBOR margin of 3.0% and a “LIBOR floor” of 1.0%. The weighted average interest rate for 2011 and 2010 on the Term Loan and Revolver was 4.73% and 5.68%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of March 31, 2011, there was approximately $25.0 million of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

Term Loan installments begin on June 30, 2011. The New Term Loan Facility has a five-year maturity and the New Revolver Facility has a four-year maturity, in each case subject to an earlier maturity in the event that the Company’s 9.375% senior subordinated notes due 2014 remain outstanding on or prior to September 17, 2013. Principal payments under the Senior Credit Facility for each year ending December 31, 2011 through maturity are as follows:

2011	$4,163
2012	5,550
2013	5,550
2014	5,550
2015	5,550
Thereafter	513,637

$540,000

The carrying value of the senior term debt at March 31, 2011 and December 31, 2010 approximates fair vale.

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150.0 million of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the

Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at March 31, 2011 and December 31, 2010 approximates fair value.

Interest Rate Cap Agreements

In February 2011, the Company entered into four interest rate cap contracts for a total notional value of $180.0 million with a 2 year term and a rate of 5.0% and one interest rate cap contract for a notional value of $25.0 million with a 1 year term and a rate of 5.0%.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at March 31, 2011 and December 31, 2010.

9. Members Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1.7 million in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. The Company provided dividends totaling $87.7 million during the 2007, $10.1 million during 2008, $15.3 million during 2009 and $165.4 million during 2010. There were no dividend payment during the period ended March 31, 2011.

10. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Accordingly, Grande is a related party with the Company. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee which would be charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $466 and $367 in Management Fees were recorded during the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011 and December 31, 2010, $626 and $593 in management fees and reimbursable expenses were unpaid and recorded in accounts receivable, respectively.

11. Contingencies

In the normal course of business, there are various legal proceedings outstanding involving the Company. In the opinion of management, these proceedings will not have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

Historical Performance

Operating Data

	March 31, 2011	December 31, 2010	March 31, 2010
Equivalent Basic Units (“EBU’s”)	199,645	201,706	210,982
Digital subscribers	95,264	92,671	87,379
High Speed Data (“HSD”) residential subscribers	147,306	143,476	139,238
Telephone residential subscribers	69,186	68,340	64,538
Homes passed	509,930	509,720	506,517
Internet-ready homes passed	501,059	502,119	498,916
Telephone-ready homes passed	499,137	497,052	490,092
Basic subscribers	264,393	265,955	275,301

Basic penetration of homes passed	51.8%	52.2%	54.4%
Digital penetration of basic subscribers	36.0%	34.8%	31.7%
HSD penetration of internet-ready homes passed	29.4%	28.6%	27.9%
Telephone penetration of telephone-ready homes passed	13.9%	13.7%	13.2%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended March 31.
	2011		2010
	Amount	%	Amount	%
	(dollars in thousands)
Revenue:
Video	$40,871	50.4%	$40,708	52.4%
High Speed Data	15,894	19.6	14,550	18.7
Telephone	7,292	9.0	6,518	8.4
Advertising Sales	1,920	2.3	1,893	2.4
Commercial	9,088	11.2	7,971	10.3
Other	6,060	7.5	6,023	7.8

Total revenue	$81,125	100.0%	$77,663	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	36,162	44.6%	35,821	46.1%
Selling, general and administrative	12,042	14.8%	10,151	13.1%
Depreciation and amortization	10,987	13.5%	10,401	13.4%

Income from operations	21,934		21,290

Other Income (expenses):

Interest expense	(11,134)		(10,580)

Net income	$10,800		$10,710

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010.

Revenue for the three months ended March 31, 2011 was $81.1 million as compared to $77.6 million for the three months ended March 31, 2010, an increase of $3.5 million or 4.5%. This increase was mainly the result of (i) an increase in high-speed data revenue of $1.3 million from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $0.7 million increase in telephone revenue generated by increases in subscriber levels and (iii) a $1.1 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect revenues to continue to increase resulting from subscriber growth in our residential digital and residential and commercial high-speed data and telephone service offerings.

Operating expenses for the three months ended March 31, 2011 were $36.2 million as compared to $35.8 million for the same period in 2010. The $0.4 million or 1.1% increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with increased HSD and telephone direct costs. We expect operating expenses to continue to increase at moderate levels consistent with growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended March 31, 2011 were $12.0 million as compared to $10.2 million for the three months ended March 31, 2010, an increase of $1.8 million. This increase is the result of the incurrence of $2.8 million in fees associated with the Company’s March 2011 Senior Debt re-pricing, offset by reductions of $0.8 million in general and administrative costs mainly related to certain one-time bonus payments made in 2010 coupled with reduction in employee benefit and insurance costs, as well as a $0.2 million decrease in sales and marketing expenses due to lower levels of spending as we apply more targeted marketing campaigns. We expect to see flat expense trends in selling, general and administrative expenses as we maintain consistent levels of spending in these expense categories.

Depreciation of property and equipment and amortization expense was $11.0 million for the three months ended March 31, 2011, compared with $10.4 million for the same period in 2010, an increase of $0.6 million or 5.8%. This slight increase is the result of higher levels of capital expenditures in 2010 increasing depreciation expense.

Income from operations for the three months ended March 31, 2011 was $21.9 million as compared to $21.3 million for the same period in 2010 for the reasons described above.

Interest expense, including amortization of debt financing costs, for the three months ended March 31, 2011 was $11.1 million as compared to $10.6 million for the three months ended March 31, 2010. This increase was primarily attributable to higher levels of interest on the increased senior debt issued in conjunction with our November 2010 refinancing of our Senior Credit Facility.

As a result of the factors described above, net income was $10.8 million for the three months ended March 31, 2011 as compared to $10.7 million for the three months ended March 31, 2010.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility of $25.0 million at March 31, 2011, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our Senior Credit Facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of March 31, 2011, the Company has total debt outstanding of $690.0 million.

We have a $565.0 million Senior Credit Facility, consisting of a $25.0 million Revolver and a $540.0 million Term Loan. At March 31, 2011, none of the Revolver was outstanding, with $25.0 million of unused senior credit commitments under the revolving credit facility. The Revolver commitment terminates on November 29, 2014. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions. We also have $150.0 million senior subordinated notes that mature on January 15, 2014.

The Term Loans mature in March 2016.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of March 31, 2011 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Senior secured credit facilities	$540,000	$4,163	$5,550	$5,550	$5,550	$5,550	$513,637
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	150,000	—	—
Cash interest	143,252	26,705	35,413	35,191	21,492	20,684	3,767
Operating leases	2,016	582	467	387	236	167	177

Total cash contractual obligations	$835,268	$31,450	$41,430	$41,128	$177,278	$26,401	$517,581

Cash Flows

Cash provided by operations increased to $18.1 million for the three months ended March 31, 2011 as compared to $15.5 million for the same period in 2010. This is mainly the result of the timing of payments of accounts payable.

Cash used in investing activities increased to $7.4 million for the three months ended March 31, 2011 from $5.9 million for the same period in 2010. This increase is mainly the result of timing of capital expenditures spending, with more of the annual level of expenditures in the first quarter of 2011 as compared to the prior year. Overall total capital expenditures for all of 2011 are expected to be consistent with 2010 levels.

Cash used in financing activities for the three months ended March 31, 2010 included a $15.0 million dividend to its members, while the three months ended March 31, 2011 included an optional reduction of senior term debt outstanding of $15.0 million.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reported period. In making these estimates and assumptions, management employs critical accounting policies. Our critical accounting policies and estimates are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$20,711	$23,487	$26,263	$29,040	$31,816
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$34,774	$37,550	$40,326	$43,103	$45,879

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate cap agreements in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes. At March 31, 2011, the Company had no interest rate swap agreements in place. In February 2011, we entered into four interest rate cap contracts for a total notional value of $180.0 million with a 2 year term and a rate of 5.0% and one interest rate cap contract for a notional value of $25.0 million with a 1 year term and a rate of 5.0%.

ITEM 4T. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2011 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

For a more detailed explanation of the factors affecting our business, please refer to the Risk Factors section in Item 1A of our 2010 Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on May 12, 2011.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer