Form 10-Q
period 2011-06-30
Atlantic Broadband Finance, LLC
filed 2011-08-15
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-Q

CURRENT REPORT

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such other shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of August 15, 2011, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

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

ATLANTIC BROADBAND FINANCE, LLC

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Current assets
Cash and cash equivalents	$5,358	$9,747
Accounts receivable—net of allowance for doubtful accounts of $371 and $371, respectively	8,053	8,260
Accounts receivable—related party	545	593
Prepaid expenses and other current assets	2,196	1,557

Total current assets	16,152	20,157
Plant, property and equipment, net	194,191	194,057
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	922	1,229
Debt issuance costs, net	6,422	7,755

Total assets	$777,992	$783,503

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$5,550	$5,750
Accrued interest	7,784	6,523
Accounts payable	12,638	15,021
Accrued expenses	11,327	12,262
Unearned service revenue	5,121	4,835

Total current liabilities	42,420	44,391
Long-term senior debt	665,797	696,462
Other long-term liabilities	2,190	2,190

Total liabilities	710,407	743,043

Member’s deficit	(16,221)	(16,221)
Retained earnings	83,806	56,681

Total member’s equity	67,585	40,460

Total liabilities and member’s equity	$777,992	$783,503

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cable service revenue	$82,630	$79,455	$163,755	$157,118

Operating expenses

Direct operating expenses (excluding depreciation and amortization shown separately below)	35,865	35,591	72,027	71,412

Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	9,363	9,475	21,405	19,626

Depreciation and amortization	11,051	10,649	22,038	21,050

Income from operations	26,351	23,740	48,285	45,030

Interest expense	10,026	10,505	21,160	21,085

Net income	$16,325	$13,235	$27,125	$23,945

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$27,125	$23,945
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,038	21,050
Amortization of debt issuance costs	1,430	1,273
Amortization of debt discount	523	—
Changes in operating assets and liabilities
Accounts receivable	255	1,811
Prepaid expenses and other current assets	(736)	(946)
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(4,116)	(3,867)
Unearned service revenue	286	225

Net cash provided by operating activities	46,805	43,491

Cash flows from investing activities
Purchases of plant, property and equipment	(19,806)	(15,506)

Net cash used in investing activities	(19,806)	(15,506)

Cash flows from financing activities
Repayments of debt principal	(31,388)	(2,742)
Dividend to members	—	(15,160)

Net cash used in financing activities	(31,388)	(17,902)

Net change in cash and equivalents	(4,389)	10,083
Cash and cash equivalents, beginning of period	9,747	14,696

Cash and cash equivalents, end of period	$5,358	$24,779

Supplemental disclosure of cash flow information
Interest paid	$17,946	$19,813
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,059	2,778

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements.

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

On June 30, 2011, the Company had approximately 261,000 cable, 146,000 residential high-speed Internet and 69,000 residential telephone subscribers on the Systems. The Company has 5 subsidiaries which operate the Systems: Atlantic Broadband (Penn), LLC, Atlantic Broadband (Delmar), LLC, Atlantic Broadband (Miami), LLC, Atlantic Broadband (SC), LLC and Atlantic Broadband Management, LLC (collectively, the “Subsidiaries”).

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

3. Summary of Significant Accounting Policies

Interim Financial Statements

The condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 are unaudited. However, in the opinion of management, such financial statements include all adjustments (consisting primarily of normal recurring adjustments) necessary for the fair statement of the financial information included herein in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Results of operations for interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the annual financial statements and related notes included in the Company’s Annual Report on Form 10-K. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by U.S. GAAP for complete financial statements.

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

The Company amortizes the capitalized labor and overhead costs over the life of the related equipment which ranges from 4-15 years. The vast majority of these capitalized costs relate to customer installation activity and related equipment additions. Accordingly, such assets are amortized over the same five year period as the fixed assets acquired as part of the installation.

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

4. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Distribution facilities	$252,960	$244,419
Subscriber equipment	70,454	68,160
Headend equipment	56,483	50,868
Buildings and leasehold improvements	11,152	11,044
Office equipment and other	21,992	21,018
Vehicles and equipment	13,036	12,160
Land	2,012	2,012
Construction in progress	573	157
Material inventory	3,756	3,686

Total plant, property and equipment	432,418	413,524
Less: accumulated depreciation	238,227	219,467

Plant, property and equipment, net	$194,191	$194,057

Depreciation expense for the three and six months ended June 30, 2011 was $10,898 and $21,731, respectively, and for the three and six month ended June 30, 2010 was $10,495 and $20,743, respectively.

5. Goodwill and Intangible Assets

The carrying value of goodwill at June 30, 2011 and December 31, 2010 was $35,905. For the three and six months ended June 30, 2011 and 2010, there were no impairments and no additional goodwill recognized.

The carrying value of franchise rights at June 30, 2011 and December 31, 2010 was $524,400. For the three and six months ended June 30, 2011 and 2010, there were no impairments and no additional franchise rights recognized.

Intangible assets consist of the following as of June 30, 2011:

	Cost	Accumulated Amortization	Net intangible asset

Subscriber relationships	$47,254	$(46,332)	$922

Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,332)	$922

Intangible assets consist of the following as of December 31, 2010:

	Cost	Accumulated Amortization	Net intangible asset

Subscriber relationships	$47,254	$(46,025)	$1,229

Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,225)	$1,229

Amortization expense for the three and six months ended June 30, 2011 was $153 and $307, respectively, and for the three and six months ended June 30, 2010 was $154 and $307, respectively.

6. Accrued Expenses

Accrued expenses consist of the following:

	June 30, 2011	December 31, 2010
Franchise, copyright and revenue sharing fees	$2,510	$2,873
Payroll and related taxes	2,687	3,802
Other accrued expenses	6,130	5,587

Total accrued liabilities	$11,327	$12,262

7. Debt

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

On November 29, 2010. the Company entered into a new $575.0 million term loan facility (the “New Term Loan Facility”) and a $25.0 million revolving credit facility (the “New Revolver Facility” and, together with the New Term Loan Facility, collectively the “New Senior Credit Facility”) with a group of banks and institutional investors led by Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc. The New Senior Credit Facility is governed by a single credit agreement dated November 29, 2010. The proceeds of the New Term Loan Facility were used (a) to repay in full all indebtedness and other amounts due or outstanding under the Old Senior Credit Facility, (b) to consummate a cash dividend payment of approximately $110.7 million to the shareholders of Atlantic Broadband Holdings I, LLC and (c) to pay approximately $39.3 million in aggregate amount to Atlantic Broadband Holdings I, LLC to facilitate the redemption of certain of its preferred stock. As a result of the issuance of the New Senior Credit Facility, the Company incurred $5.4 million of debt financing costs, expensed as a loss on extinguishment of debt $1.2 million of previously capitalized costs with the remaining costs being amortized to interest expense over the life of the New Senior Credit Facility.

On March 8, 2011, the Company amended its New Senior Credit Facility to reduce the interest rate margins by 0.5% and the “LIBOR Floor” by 0.5%. In addition, the maturity dates for the New Term Loan and New Revolver were reset to the fifth and fourth anniversary dates from the March 8, 2011 amendment date in each case subject to an earlier maturity in the event that the Company’s 9.375% senior subordinated notes due 2014 remain outstanding on or prior to September 17, 2013. The Company expensed all costs incurred with the amendment.

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

At June 30, 2011, there was $523.6 million outstanding under the Term Loans and no borrowings under the Revolver. At December 31, 2010, there was $555.0 million outstanding under the Term Loans and no borrowings under the Revolver. The carrying value of the Senior Credit Facility at June 30, 2011 and December 31, 2010 approximates fair value. The New Term Loans have quarterly principal payments of 1.0% per annum with a LIBOR margin of 3.0% and a “LIBOR floor” of 1.0%. The weighted average interest rate for 2011 and 2010 on the Term Loan and Revolver was 4.39% and 5.68%, respectively. Interest payments on Base Rate Loans shall be payable in arrears on the last day of each calendar quarter and at maturity. Interest payments on Eurodollar Loans shall be payable on the last day of each interest period relating to such loan and at maturity.

As of June 30, 2011, there was approximately $25.0 million of unused commitments under the Revolver all of which could be drawn in compliance with the financial covenants under the Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

Term Loan installments began on June 30, 2011. The New Term Loan Facility has a five-year maturity and the New Revolver Facility has a four-year maturity, in each case subject to an earlier maturity in the event that the Company’s 9.375% senior subordinated notes due 2014 remain outstanding on or prior to September 17, 2013. Principal payments under the Senior Credit Facility for each year ending December 31, 2011 through maturity are as follows:

2011	$2,775
2012	5,550
2013	5,550
2014	5,550
2015	5,550
Thereafter	498,638

$523,613

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150.0 million of 9  3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at June 30, 2011 and December 31, 2010 approximates fair value.

Interest Rate Cap Agreements

In February 2011, the Company entered into four interest rate cap contracts for a total notional value of $180.0 million with a 2 year term and a rate of 5.0% and one interest rate cap contract for a notional value of $25.0 million with a 1 year term and a rate of 5.0%. The current fair value of these agreements are not considered significant.

Debt Covenants

The Senior Credit Agreement and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at June 30, 2011 and December 31, 2010.

On March 6, 2007, the Company further amended its Senior Credit Agreement to increase capital expenditure limits and to adjust certain financial covenant ratios for periods beginning in 2007. The amended financial covenant ratios are less restrictive than the previously effective ratios.

8. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1.7 million in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. The Company provided dividends totaling $87.7 million during the 2007, $10.1 million during 2008, $15.3 million during 2009 and $165.4 million during 2010. There were no dividend payment during the period ended June 30, 2011.

9. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $438 and $904 in Management Fees were recorded during the three and six months ended June 30, 2011, respectively. $423 and $790 in Management Fees were recorded during the three and six months ended June 30, 2010, respectively. As of June 30, 2011 and December 31, 2010, $545 and $593 in management fees and reimbursable expenses were unpaid and recorded in accounts receivable.

10. Contingencies

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

Historical Performance

Operating Data

	June 30, 2011	December 31, 2010	June 30, 2010
Equivalent Basic Units (“EBU’s”)	195,618	201,706	206,900
Digital subscribers	93,879	92,671	87,113
High Speed Data (“HSD”) residential subscribers	145,881	143,476	138,429
Telephone residential subscribers	69,385	68,340	65,948
Homes passed	510,230	509,720	507,634
Internet-ready homes passed	501,359	502,119	500,033
Telephone-ready homes passed	499,436	497,052	491,658
Basic subscribers	260,552	265,955	272,160

Basic penetration of homes passed	51.1%	52.2%	53.6%
Digital penetration of basic subscribers	36.0%	34.8%	32.0%
HSD penetration of internet-ready homes passed	29.1%	28.6%	27.7%
Telephone penetration of telephone-ready homes passed	13.9%	13.7%	13.4%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%
	(dollars in thousands)				(dollars in thousands)
Revenue:
Video	$41,387	50.1%	$41,568	52.3%	$82,258	50.2%	$82,276	52.4%
High Speed Data	16,232	19.6	15,044	18.9	32,126	19.6	29,594	18.8
Telephone	7,398	9.0	6,746	8.5	14,690	9.0	13,264	8.5
Advertising Sales	1,930	2.3	1,926	2.4	3,850	2.4	3,819	2.4
Commercial	9,424	11.4	8,256	10.4	18,512	11.3	16,227	10.3
Other	6,259	7.6	5,915	7.5	12,319	7.5	11,938	7.6

Total revenue	$82,630	100.0%	$79,455	100.0%	$163,755	100.0%	$157,118	100.0%

Costs and expenses:
Operating (excluding depreciation and amortization and selling, general and administrative listed below)	35,865	43.4%	35,591	44.8%	72,027	44.0%	71,412	45.5%
Selling, general and administrative	9,363	11.3%	9,475	11.9%	21,405	13.1%	19,626	12.5%
Depreciation and amortization	11,051	13.4%	10,649	13.4%	22,038	13.5%	21,050	13.4%

Income from operations	26,351		23,740		48,285		45,030

Other Income (expenses):

Interest expense	(10,026)		(10,505)		(21,160)		(21,085)

Net income	$16,325		$13,235		$27,125		$23,945

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010.

Revenue for the three months ended June 30, 2011 was $82.6 million as compared to $79.5 million for the three months ended June 30, 2010, an increase of $3.1 million or 3.9%. This increase was mainly the result of (i) an increase in high-speed data revenue of $1.2 million or 7.9% from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $0.7 million increase in telephone revenue generated by increases in subscriber levels and (iii) a $1.2 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect revenues to continue to increase resulting from subscriber growth in our residential digital and residential and commercial high-speed data and telephone service offerings.

Operating expenses for the three months ended June 30, 2011 were $35.9 million as compared to $35.6 million for the same period in 2010. The $0.3 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, increased HSD and telephone direct costs associated with higher subscriber levels in both residential and commercial subscribers, offset by reductions in direct operating costs such as maintenance and telephone expenses with reductions in these areas resulting from past infrastructure investments in our technical plant and operating facilities. We expect operating expenses to continue to increase as growth in total revenue generating units will result in increased direct expenses, while technical and customer support levels should remain relatively stable.

Selling, general and administrative expenses for the three months ended June 30, 2011 were $9.4 million as compared to $9.5 million for the three months ended June 30, 2010, a decrease of $0.1 million. This decrease is the result of a reduction in sales and marketing expenses due to lower levels of spending as we apply more targeted marketing campaigns. We expect to see flat expense trends in selling, general and administrative expenses as we maintain consistent levels of spending in these expense categories.

Depreciation of plant, property and equipment and amortization expense was $11.1 million for the three months ended June 30, 2011, compared with $10.6 million for the same period in 2010, an increase of $0.5 million or 4.7%. This increase is the result of higher levels of capital expenditures in the first half of 2011 as compared to prior years as we make continued investment in our video offerings, with all-digital conversions in portions of our PA system, and in our HSD offering with the upgrade to DOCSIS 3.0 in our PA and Aiken systems.

Income from operations for the three months ended June 30, 2011 was $26.4 million as compared to $23.7 million for the same period in 2010 for the reasons described above.

Interest expense, including amortization of debt financing costs, for the three months ended June 30, 2011 was $10.0 million as compared to $10.5 million for the three months ended June 30, 2010. This decrease was primarily attributable to lower interest rate spreads resulting from the March 2011 amendment to our Senior Credit Agreement.

As a result of the factors described above, the net income was $16.3 million for the three months ended June 30, 2011 as compared to $13.2 million for the three months ended June 30, 2010.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue for the six months ended June 30, 2011 was $163.8 million as compared to $157.1 million for the six months ended June 30, 2010, an increase of $6.7 million or 4.3%. This increase was mainly the result of a (i) a $2.5 million or 8.6% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $1.4 million increase in telephone revenue generated by this service offering through subscriber growth and (iv) a $2.3 million increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts.

Operating expenses for the six months ended June 30, 2011 were $72.0 million as compared to $71.4 million for the same period in 2010. The $0.6 million increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels direct costs associated with our continued expansion of high speed data and cable telephony services, offset by reductions in direct operating costs such as maintenance and telephone expenses with reductions in these areas resulting from past infrastructure investments in our technical plant and operating facilities.

Selling, general and administrative expenses for the six months ended June 30, 2011 were $21.4 million as compared to $19.6 million for the six months ended June 30, 2010, an increase of $1.8 million. This increase is the result of the incurrence of $2.8 million in fees associated with the Company’s March 2011 Senior Debt re-pricing, offset by reductions of $0.7 million in general and administrative costs mainly related to certain one-time bonus payments made in 2010 coupled with reduction in employee benefit and insurance costs, as well as a $0.3 million decrease in sales and marketing expenses due to lower levels of spending as we apply more targeted marketing campaigns.

Depreciation of plant, property and equipment and amortization expense was $22.0 million for the six months ended June 30, 2011, compared with $21.1 million for the same period in 2010, an increase of $0.9 million. This increase is the result of higher levels of capital expenditures in the first half of 2011 as compared to prior years as we make continued investment in our video offerings, with all-digital conversions in portions of our PA system, and in our HSD offering with the upgrade to DOCSIS 3.0 in our PA and Aiken systems.

Income from operations for the six months ended June 30, 2011 was $48.3 million as compared to $45.0 million for the same period in 2010 for the reasons described above.

Interest expense, including amortization of debt financing costs, for the six months ended June 30, 2011 was $21.2 million as compared to $21.1 million for the six months ended June 30, 2010. This $0.1 million increase was primarily attributable to higher senior debt levels mostly offset by lower interest rate spreads resulting from the March 2010 amendment to our Senior Credit Agreement.

As a result of the factors described above, the net income was $27.1 million for the six months ended June 30, 2011 as compared to a net income of $23.9 million for the six months ended June 30, 2010.

Liquidity and Capital Resources

The Company’s primary source of liquidity is cash flow from operations. We also have available funds under our revolving credit facility of $25.0 million at June 30, 2011, subject to certain conditions. Our primary liquidity requirements will be for debt service, capital expenditures and working capital.

In connection with the acquisition of the Systems, we have incurred substantial amounts of debt, including amounts outstanding under our Senior Credit Facility and our 9  3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of June 30, 2011, the Company has total debt outstanding of $673.6 million.

We have a $548.6 million Senior Credit Facility, consisting of a $25.0 million Revolver and a $523.6 million Term Loan. At June 30, 2011, none of the Revolver was outstanding, with $25.0 million of unused senior credit commitments under the revolving credit facility. The Revolver commitment terminates on November 29, 2014. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions. We also have $150.0 million senior subordinated notes that mature on January 15, 2014.

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

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of June 30, 2011 (dollars in thousands):

	Years Ending December 31,
	Total	Remainder of 2011	2012	2013	2014	2015	Thereafter
Senior secured credit facilities	$523,613	$2,775	$5,550	$5,550	$5,550	$5,550	$498,638
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	—	150,000	—	—
Cash interest	131,266	17,462	34,757	34,535	20,837	20,029	3,646
Operating leases	1,822	388	467	387	236	167	177

Total cash contractual obligations	$806,701	$20,625	$40,774	$40,472	$176,623	$25,746	$502,461

Cash Flows

Cash provided by operations increased to $46.8 million for the six months ended June 30, 2011 as compared to $43.5 million for the same period in 2010. This is mainly the result of the increase in the Company’s Income from Operations as discussed above.

Cash used in investing activities increased to $19.8 million for the six months ended June 30, 2011 from $15.5 million for the same period in 2010. This increase is the result of higher levels of capital expenditures in the first half of 2011 as compared to prior years as we make continued investment in our video offerings, with all-digital conversions in portions of our PA system, and in our HSD offering with the upgrade to DOCSIS 3.0 in our PA and Aiken systems.

Cash used in financing activities for the six months ended June 30, 2010 included a $15.2 million dividend to its members, while the six months ended June 30, 2011 included optional reductions of senior term debt outstanding of $30.0 million.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$18,570	$21,309	$24,048	$26,787	$29,526
9.375% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$32,633	$35,372	$38,111	$40,850	$43,589

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under the authoritative guidance associated with accounting for derivative instruments and hedging activities, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes. At June 30, 2011, the Company had no interest rate swap agreements in place. In February 2011, we entered into four interest rate cap contracts for a total notional value of $180.0 million with a 2 year term and a rate of 5.0% and one interest rate cap contract for a notional value of $25.0 million with a 1 year term and a rate of 5.0%.

ITEM 4T. Controls and Procedures

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2011 the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

There was no change in the internal control over financial reporting that occurred during the period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Reserved

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

31.1	Certification of David J. Keefe pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Patrick Bratton pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Chief Financial Officer.

101*	The following materials from the Atlantic broadband Finance, LLC Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934 the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on August 15, 2011.

Atlantic Broadband Finance, LLC

/s/ David J. Keefe
David J. Keefe
Chief Executive Officer and Director

/s/ Patrick Bratton
Patrick Bratton
Chief Financial Officer