Form 10-K
period 2011-12-31
Atlantic Broadband Finance, LLC
filed 2012-03-26
CIK 1289785

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 31, 2011, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $0. There currently is no established public trading market for our membership interests.

As of March 26, 2012, Atlantic Broadband Holdings I, LLC held all 1,000 outstanding membership units of the registrant’s equity.

FORWARD LOOKING STATEMENTS

Statements in this Annual Report on Form 10-K that are not historical facts are hereby identified as “forward looking statements” for the purposes of the safe harbor provided by Section 21E of the Securities Act of 1933, as amended (the “Securities Act”). You can identify these forward-looking statements by words such as “may,” “will,” “should,” “expect,” “anticipate,” “believe,” “estimate,” “intend,” “plan” and other similar expressions. Atlantic Broadband Finance, LLC (the “Company”) cautions readers that such “forward looking statements”, including without limitation, those relating to the Company’s future business prospects, revenue, working capital, liquidity, capital needs, interest costs and income, wherever they occur in this document or in other statements attributable to the Company, are necessarily estimates reflecting the judgment of the Company’s senior management and involve a number of risks and uncertainties that could cause the Company’s actual results to differ materially from those suggested by the “forward looking statements”. Such “forward looking statements” should, therefore, be considered in light of the factors set forth in “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The “forward looking statements” contained in this report are made under the caption “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Moreover, the Company, through its senior management, may from time to time make “forward looking statements” about matters described herein or in other matters concerning the Company. You should consider the forward-looking statements in light of the risks and uncertainties that could cause the Company’s actual results to differ materially from those which are management’s current expectations or forecasts. These risks and uncertainties include, but are not limited to, industry based factors such as the level of competition in the cable industry, continued demand from the primary markets the Company serves, the availability of programming services, as well as factors more specific to the Company such as restrictions imposed by the Company’s debt, including financial covenants and limitations on the Company’s ability to incur additional indebtedness, the Company’s future capital requirements, and risk associated with economic conditions generally. See “Item 1A – Risk Factors” for further discussion.

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

We are the nation’s 14th largest cable television system operator. As of December 31, 2011, the Systems passed a total of approximately 512,000 homes and served approximately 190,000 Equivalent Basic Units (“EBUs”). The Systems are comprised of four operating clusters: the Western Pennsylvania Cluster totaling approximately 113,000 EBUs in the localities of Johnstown, Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland; the Miami Beach Cluster totaling approximately 41,000 EBUs in Miami Beach, Florida; the Maryland/Delaware Cluster totaling approximately 18,000 EBUs in various communities on the Delmarva peninsula; and the Aiken Cluster in South Carolina totaling approximately 18,000 EBUs.

The Systems are comprised of approximately 7,900 miles of network plant passing approximately 512,000 homes, resulting in an average density of approximately 65 homes per mile. As of December 31, 2011, approximately 98% of the Systems’ homes passed have been upgraded to 550 MHz or higher bandwidth capacity and approximately 72% of homes passed have been upgraded to 750 MHz or higher bandwidth capacity. In addition, approximately 98% of the homes passed in the Systems currently are Internet-ready and two-way communications capable and approximately 98% of the homes passed are telephone capable.

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

The Systems

As of December 31, 2011, the Systems passed approximately 512,000 homes and served approximately 190,000 EBUs in Pennsylvania, Florida, Maryland, West Virginia, Delaware, New York and South Carolina. The table below provides the overview of selected operating and technical data for the Systems as of December 31, 2011:

	Western Pennsylvania	Miami Beach	Maryland/ Delaware	Aiken	Total
Homes Passed	241,918	155,473	59,926	55,081	512,398
Total Plant Miles	4,676	431	1,470	1,297	7,874
# of Head Ends	17	1	1	1	20
Home Density (per mile)	52	361	41	42	65

Current Technical:
% of Homes Passed Upgraded (550 MHz or better)	96.4%	100.0%	100.0%	100.0%	98.3%
% of Homes Passed Upgraded (750 MHz or better)	67.8%	100.0%	16.2%	76.9%	72.5%

% of Homes Passed Two-Way Capable	96.3%	100.0%	100.0%	100.0%	98.3%
% of Homes Passed Telephone Capable	95.5%	100.0%	100.0%	100.0%	97.9%
Internet-ready Homes Passed	233,047	155,473	59,926	55,081	503,527
Telephone-ready Homes Passed	231,097	155,473	59,926	55,081	501,577

Penetration:
EBUs(1)	112,953	41,346	17,700	18,357	190,356

Basic Subscribers(2)	124,776	86,542	21,346	22,508	255,172
Basic Penetration as % of Homes Passed	51.6%	55.7%	35.6%	40.9%	49.8%
Digital Subscribers	49,828	25,391	12,143	9,076	96,438
% Digital to Basic Subscribers	39.9%	29.3%	56.9%	40.3%	37.8%
High-speed Data Residential Subscribers	73,541	49,374	16,499	12,319	151,733
% Data to Internet-ready Homes Passed	31.6%	31.8%	27.5%	22.4%	30.1%
Telephone Residential Subscribers	46,008	11,268	8,008	6,419	71,703
% Telephone to Telephone-ready Homes Passed	19.9%	7.2%	13.4%	11.7%	14.3%

(1)	EBU is a reference to “equivalent basic units”, which is a term used in the cable industry to reflect an adjusted number of total basic subscribers. The total number of EBUs includes (i) non-bulk residential subscribers, each of which represents one EBU and (ii) total basic commercial service subscribers and bulk subscribers in multi-family dwelling units, which are calculated on an equivalent basic unit basis by dividing the commercial service price of bulk price charged to each subscriber by the most prevalent price charged to non-bulk residential subscribers in that market for the comparable tier of service.
(2)	The number of basic subscribers includes the reported number of non-bulk basic subscribers for the Systems, the reported number of gross bulk subscribers in the Miami Beach Cluster and an estimated number of gross bulk subscribers in the Western Pennsylvania, Maryland/Delaware and Aiken Clusters.

Western Pennsylvania Cluster

Overview. The Western Pennsylvania Cluster is comprised of several separate cable and data networks that are linked together via fiber optic interconnects and other data circuits in the localities of Johnstown/Altoona, Uniontown and Bradford, Pennsylvania and Cumberland, Maryland. As of December 31, 2011, these systems passed approximately 242,000 homes and served approximately 113,000 EBUs. These systems comprise a total of approximately 4,700 miles of network plant served by 17 headends for video service and through several distinct and redundant circuits for internet and phone traffic. The Western Pennsylvania Cluster represents approximately 47.2% of the total homes passed and 59.3% of the total EBUs in the Systems as of December 31, 2011.

Through December 2011, we have completed significant capital upgrades on these systems, which primarily involved (i) activating the Uniontown system for two-way communications capability, (ii) offering internet and telephony services in virtually all systems and (iii) completing upgrades and enhancements to the region’s customer care center. After the upgrade, approximately 97% of homes passed in Western Pennsylvania are now upgraded to 550 MHz or higher bandwidth capacity, approximately 68% of homes passed are now upgraded to 750 MHz or higher bandwidth capacity, approximately 96% of homes passed are now Internet-ready and two-way communications capable and approximately 95% of homes passed are telephone capable.

Johnstown/Altoona, PA. As of December 31, 2011, we passed approximately 108,000 homes and served approximately 54,000 EBUs in the Johnstown/Altoona, PA cable system. The two largest cities served by the cable system, Johnstown and Altoona, have populations of approximately 220,000 (Johnstown MSA) and 127,000 (Blair County), respectively. The mean household income for the area is approximately $48,000 per year. Key local employers in the area include the Connemaugh Healthcare Systems, Sheetz Corporation, Lockheed Martin, Johnstown Wire Technologies, Concurrent Technologies, CSX, Ward Trucking, and the various Commonwealth of Pennsylvania agencies.

The Johnstown/Altoona cable system has been substantially upgraded with approximately 93% of homes passed by a 750 MHz cable network from eight headends. Approximately 97% of homes passed are also Internet-ready and two-way communications capable, and approximately 97% of homes passed are telephone capable. Prior to July 2003, the Johnstown and Altoona cable system was operated separately, but the two systems were interconnected by fiber and now operate as a single system with a single channel line-up.

Uniontown, PA. As of December 31, 2011, we passed approximately 61,000 homes and served approximately 25,000 EBUs in the Uniontown, PA cable system. The largest city served by the Uniontown cable system is Uniontown with a population of 12,000. The mean household income for the area is approximately $37,000 per year. Key local employers in the area include Uniontown Hospital, Teletech Holdings, Uniontown Newspapers and 84 Lumber.

Approximately 98% of homes passed in the Uniontown cable system have been upgraded to a 550 MHz or better cable network from two headends, and with the completion of our upgrade approximately 98% of homes passed are now Internet-ready and two-way communications capable and 98% of homes passed are telephone capable.

Bradford, PA. As of December 31, 2011, we passed approximately 40,000 homes and served approximately 16,000 EBUs in the Bradford, PA cable system. The two largest cities served by this system are Warren and Bradford, with populations of 9,000 and 8,000, respectively. The mean household income for the area is approximately $42,000 per year. Key local employers in the area include Bradford Hospital, Zippo, W.R.K Case Cutlery, United Refining, Blair Group, Northwest Bancorp and Whirley Industries.

All of the homes passed in the Bradford cable system have been upgraded to a 550 MHz or better cable network from four headends, and with the completion of our upgrade all homes passed are now Internet ready and 95% are telephone ready.

Cumberland, MD. As of December 31, 2011, we passed approximately 33,000 homes and served approximately 18,000 EBUs in the Cumberland, MD cable system. The largest market served by the Cumberland system are the City of Cumberland and Allegany County within which the city is located with a population of approximately 101,000 (Cumberland MSA). The mean household income for the area is approximately $47,000. Key local employers in the area include Memorial Hospital, Western Maryland Health Systems, CSX Transportation, LM Service Co. and Hunter Douglas Fabrications.

Approximately 93% of homes passed in the Cumberland cable system have been upgraded to a 550 MHz or better cable network from four headends, approximately 86% of homes passed are Internet-ready and two-way communications and telephone capable.

Miami Beach Cluster

The Miami Beach Cluster passes approximately 155,000 homes, and as of December 31, 2011, the cluster served approximately 41,000 EBUs from a single headend. Unlike our other clusters, many of our subscribers in the Miami Beach Cluster are served under multi-year “bulk” video agreements, whereby all of the residents in a Multi-Dwelling Unit (“MDU”) receive discounted basic or expanded basic cable service and typically pay subscription fees as part of monthly condominium or maintenance fees paid to the MDU. This discounting results in a disparity between the number of EBUs and the actual number of customers served. In fact, the Miami Beach Cluster actually serves approximately 87,000 basic video subscribers, for a basic penetration rate of approximately 56%. We believe it is advantageous to have a larger base of actual subscribers comprising our EBU count in Miami Beach due to the opportunity to up-sell additional high-speed data and other video services which are generally not sold on a discounted basis. We also believe other “bulk” account benefits include 100% penetration, no churn and incrementally lower connection and marketing cost per added EBU during the term of the MDU’s contract. These benefits serve as strong competitive advantages over DBS providers. We project that the Miami Beach Cluster will continue to be a high-performing system due to the combination of upgraded network plant, attractive demographics and historically strong home growth in the market area.

Miami Beach, the largest city served by the Miami Beach Cluster, has a total non-seasonal population of approximately 88,000. The mean household income in Miami Beach is approximately $68,000 per year. Historically, Miami Beach was principally a retirement community. However, during the period from 1980 to 2011, the median age of the local Miami Beach population declined from 65 to 40 years, and the community now includes a significant number of affluent young urban professionals. The Miami Beach market is also home to a large number of seasonal and part time residents who maintain homes there.

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

The second largest city served by the Miami Beach system is Aventura, Florida, which has a population of approximately 31,000. The mean household income in Aventura is approximately $81,000 per year. Key local employers in Aventura include Aventura Hospital and Medical Center, Turnberry Associates Corporate Headquarters, William’s Island Ocean Club and The Pritikin Longevity Center.

Miami Beach is a single headend system with approximately 431 plant miles for an average density of 361 homes per mile. The rebuild of the network was completed several years ago, and approximately 56% of the plant miles are served by a 750 MHz network, while the remaining 44% of plant miles are served by an 860 MHz network. 100% of the homes passed in the system are Internet and telephone capable.

Maryland/Delaware Cluster

As of December 31, 2011, the Maryland/Delaware Cluster passed approximately 60,000 homes and served approximately 18,000 EBUs. The largest jurisdictions in the Maryland/Delaware Cluster are unincorporated Queen Anne’s County, Maryland, unincorporated New Castle County, Delaware and Middletown, Delaware. The mean household income in the Maryland/Delaware Cluster is approximately $67,000 per year. Key local employers include: Washington College, Chester River Health System, Shore Health System, Wal-Mart Distribution Center, Allen Family Foods, S.E.W. Friel and Paul Reed Smith Guitars.

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

Aiken Cluster

As of December 31, 2011, the Aiken Cluster passed approximately 55,000 homes and served approximately 18,000 EBUs. The largest city served by the Aiken Cluster is the City of Aiken, SC, with a population of approximately 28,000 and mean household income of approximately $65,000. Key local employers in the area include Savannah River Nuclear Solutions, Washington Savannah River Co., Shaw AREVA MOX Services, LLC, Aiken Regional Medical Center and Kimberly-Clark Corp.

The Aiken Cluster previously utilized four headends with approximately 1,300 plant miles for an average density of 42 homes per mile. Prior to our acquisition in 2006, the cluster had been only partially upgraded, with only 75% of the system Internet-ready and two-way communications capable and no cable telephony service available. By the end of 2008 we substantially completed our upgrade, consolidating the four headends into one, with 100% of homes passed Internet-ready. Since 2008 we have further upgraded the cluster to offer cable telephony service to 100% of homes passed. We expect to continue to drive subscriber and penetration growth by aggressively promoting high-speed data, telephone and improved video services through locally-driven marketing campaigns.

Video Products and Services

We offer our customers a full array of cable television video services and programming offerings ranging from traditional analog cable offerings to full digital services and advanced services like Video-on-demand, High definition services and Digital Video Recorder services. We tailor both our basic channel line-up and our additional channel and service offerings to each of our clusters in response to demographics, programming preferences, competition and local regulation. We market analog and digital cable services to our customer base across the Systems. Premium channels, which are offered individually or in packages of several channels, are also available as add-ons to our basic and expanded basic video service. We sell our video programming services on a subscription basis, with prices and related charges that vary primarily based on the type of services selected (whether the services are sold as a “bundle” with our high-speed data service or on a stand-alone basis) and the equipment necessary to receive the services.

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

•

High-Definition Television (HDTV). High-definition television is available as of December 31, 2011 to over 98% of our homes passed. High-definition television provides our customers who lease high definition converters or who have digital television sets with built-in high definition tuners with video services at a higher resolution than that of standard television.

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

High-Speed Data Service

As of December 31, 2011, the Systems had launched high-speed data service passing approximately 504,000 homes and had approximately 152,000 residential customers for a penetration of Internet-ready and two-way communications capable homes passed of approximately 30%. As of December 31, 2011, approximately 98% of the homes passed in the Systems have access to our high-speed data service.

High-speed data service is one of the fastest growing products in the cable television industry, with total U.S. subscribers having grown at an annual rate of 7.4% between 2007 and 2010. Industry analysts forecast U.S. high-speed data subscriber growth to continue at an annual rate of 5.3% between 2011 and 2014. We believe significant incremental revenue will continue to be generated by expanding the high-speed data penetration of the Systems. This growth potential exists due to the natural demand for the high-speed data product generally, as well as the relative under-penetration in the Systems versus the industry average. We believe the relative under-penetration of high-speed data services in the Systems relates to an historical lack of focus on both maximizing the number of high-speed data capable homes and the high-speed data penetration of those homes. With respect to the latter, there have not been marketing initiatives focused specifically on high-speed data service as a distinct offering from the overall suite of available services. Lastly, as access to high-speed data access becomes increasingly important for conducting business in commercial establishments, we have begun only recently to market high-speed data services to many of the commercial businesses passed by the Systems.

We offer multiple tiers of high-speed data service. Service tiers were developed to appeal to a range of potential customers based on the addressable download speeds required by different customer groups. The most affordable service is designed to appeal to those customers currently using dial-up Internet service by taking advantage of the “always on” feature of our high-speed data service. Our “premium” high-speed data service offers superior speeds to DSL and appeals to more sophisticated high-speed data services users. In 2011 we launched an initiative to further differentiate our Internet offerings by utilizing cable’s DOCSIS 3.0 platform to offer speeds of 20 Mbps, 40 Mbps and higher in certain markets. By year-end approximately 41% of HSD ready homes were enabled with these new speeds which we believe will provide us with a significant competitive advantage vs. DSL over time. We also offer our customers the option to purchase or rent a cable modem from us or purchase it directly from a retailer.

We provide all of the back office functions for the Systems’ high-speed data services including provisioning, email, domain name server and multiple e-mail addresses. In 2011 we launched a home networking equipment and support service. This service provides further value to our customers seeking to connect multiple computers and devices to our Internet offering. We plan to continue seeking out value-added service opportunities such as remote storage and backup that provide additional revenue potential.

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

As of December 31, 2011, approximately 502,000 of homes passed had telephone capability and we had approximately 72,000 residential subscribers for a penetration of approximately 14.3%.

Service Bundles

In addition to selling our services separately, we are focused on marketing differentiated packages of multiple services and features, or “bundles”, for a single price. Increasingly, our customers subscribe to two or three of our primary services. Customers who subscribe to a bundle receive a discount from the price of buying the services separately as well as the convenience of a single monthly bill. The discounts are generally for a finite time period, after which the services revert to full non-discounted pricing. We believe that our bundled offerings increase customer satisfaction and retention, and encourage subscription to additional features. As of December 31, 2011, approximately 54% of our customers subscribed to such bundled offerings.

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

Advertising

The Systems receive revenue from the sale of local advertising on satellite-delivered channels such as CNN, MTV, USA Network, ESPN, Lifetime, Nickelodeon and TBS. Advertising sales accounted for 2.7% and 2.6% of the Systems’ combined revenue for the years ended December 31, 2010 and 2011, respectively.

Technical Overview

As of December 31, 2011, the Systems were comprised of approximately 7,900 miles of network plant serving approximately 190,000 EBUs and passing approximately 512,000 homes resulting in a density of approximately 65 homes per mile. As of that date, the Systems were made up of an aggregate of 21 headends. As of December 31, 2011, approximately 98% of our homes were passed by networks with 550 MHz or higher bandwidth capacity, approximately 98% of homes passed were Internet-ready and two-way communications capable and approximately 98% of homes passed were telephone-ready.

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

Prior to the scheduled expiration of most franchises, we will initiate renewal proceedings with the granting authorities. When the cable operator requests renewal in accordance with the Cable Communications Policy Act of 1984 the granting authorities may not unreasonably withhold a renewal. In connection with the franchise renewal process, many governmental authorities require the cable operator to make certain commitments. Approximately 17% of our existing franchises will expire within the next three years; and franchises covering approximately 5% of our customers are expired but are in the process of being renewed. We continue to operate the franchises under the terms of the expiring agreement during the renewal negotiations. Historically, we have been able to renew the Systems’ franchises without incurring significant costs, although any particular franchise may not be renewed on commercially favorable terms or otherwise. In addition, state legislation in South Carolina and Florida has streamlined both the franchising and renewal process in those jurisdictions. Our failure to obtain renewals of our franchises, especially those in the areas where we have the most customers, could have a material adverse effect on our business, results of operations and financial condition.

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

Competition

Cable systems face increasing competition from a variety of alternative entertainment and information delivery sources and alternative methods of receiving and distributing their core video business including companies that deliver content to consumers over the Internet. Both wireline and wireless competitors have made inroads in competing against incumbent cable operators. We face competition in the areas of price, services, and service reliability. We compete with other providers of television signals and other sources of home entertainment. In addition, high-speed data Internet service faces increasing competition from wireless providers, and our telephony service is subject to increasing competition as consumers replace traditional land line phone service with various wireless and “over the top” voice solutions. We operate in a highly competitive business environment which can adversely affect our business and operations.

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

The American Recovery and Reinvestment Act made approximately $7.0 billion available for broadband deployment via federal grants and loans. Those stimulus funds may encourage additional competition in some of the rural or underserved areas where the Company currently provides service. In addition, the FCC recently adopted comprehensive reforms to expand access to high-speed internet services nationwide and accelerating deployment of broadband networks. The new Connect America Fund (“CAF”) has an annual budget of $4.5 billion for these purposes. It also created a new Mobility Fund to support competitive mobile broadband.

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

We face limited cable competition from Comcast Corporation in two communities, Aventura and the southern section of Miami-Dade County, in our Miami Beach Cluster. In each case, our cable system is the newer system which “overbuilt” the incumbent Comcast system. As of December 31, 2011, the Aventura and South Miami systems served approximately 3,000 and 3,600 EBUs, respectively. We believe that we will continue to compete effectively against Comcast in these systems. Additionally, AT&T has obtained a state issued cable franchise that overlaps portions of our Miami system and has recently increased its marketing efforts in this area.

In the Maryland/Delaware Cluster, Verizon has obtained several overlapping franchises in the Middletown, DE area where we serve approximately 3,100 video subscribers. Verizon has built a FiOS network in these areas that offers high speed Internet, voice and video services, each of which is comparable to the product we offer.

Cable Telephony

In January 2006, we began to deploy cable telephony service using Voice over Internet protocol (“VoIP”) to residential customers in certain markets and have expanded to almost all of our markets in subsequent years. Our telephony service provides local, long-distance and international calling as well as numerous popular features such as voicemail. Thus, it competes directly with the incumbent local telephone company and long-distance service providers. Other competitors include competitive local exchange carriers, which are non-incumbent local phone companies that provide local services and access to long-distance services over their own networks or over leased networks, wireless telephone carriers and other “over the top” IP-based service providers such as Vonage, Skype and Google Phone. An increasing number of consumers are replacing their traditional land-line home phone service with wireless phone service. We believe the addition of cable telephony to our video and high-speed data service bundles helps us compete with other providers of bundled services, including telephone companies that offer bundled video services on fiber networks, or bundle DBS video with their voice and data services, and the new providers of IP phone service.

Other Competitors

We face competition from broadcast television. Traditionally, cable television has provided better picture quality and more channel offerings than broadcast television. However, the licensing of digital spectrum by the FCC provides traditional over the air broadcasters with the ability to deliver high-definition television pictures and multiple digital-quality program streams, as well as advanced digital services such as subscription video and data transmission.

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

New technologies and initiatives of Internet Service Providers (“ISPs”), program and content providers, mobile telephone companies and others increasingly enable the delivery of video programming content to computers, telephones and other devices in competition with our video and high speed Internet services. Dozens of online video services, such as Netflix, Hulu and Roku, are now offering programming that was previously available only from broadcast TV or MVPD services.

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

Although the FCC established the underlying regulatory scheme, local government units, commonly referred to as local franchising authorities, are primarily responsible for administering the regulation of the lowest level of cable service – the basic service tier, which typically contains local broadcast stations and public, educational, and government access channels. Before a local franchising authority begins basic service rate regulation, it must certify to the FCC that it will follow applicable federal rules. The great majority of our franchising authorities have declined to exercise their authority to regulate basic service rates, although it is possible that additional localities served by the Systems may choose to obtain certification and regulate basic cable rates in the future. Local franchising authorities also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

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

Pole Attachments

The Telecom Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC, or, alternatively, by states that certify to the FCC that they regulate such rates. Only one state in which we have cable systems has certified that it regulates pole rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method of calculating those rates for cable systems over which various phone services are transmitted remain unclear, and there is a risk that we will face higher pole attachment costs as our telephone business expands. In November, 2007, the FCC initiated a proceeding to consider whether to modify its rules regarding pole attachment rates. Among other issues, the FCC is considering the establishment of a new unified pole attachment rate that would apply to cable system attachments where the cable operator provides high speed Internet services and, potentially, phone services as well. The proposed rate would be higher than the current rate paid by cable providers but lower than the rate that applies to attachments uses to provide telecommunications services. If adopted this proposal could materially increase our costs by increasing our existing payments for pole attachments. In addition, in August 2009, a number utility companies initiated a proceeding at the FCC seeking to apply the telecommunications services pole rate to all poles over which cable operators provide phone services using interconnected VoIP technology, which is the type of technology we use for our phones services. In May 2010, in furtherance of the recommendations made in the National Broadband Plan, the FCC issued a Further Notice of Proposed Rulemaking to refresh the record regarding the appropriate high-speed Internet service pole attachment rates and to seek comment on bringing the telecommunications rate and the cable rate closer to parity and as low as possible. In April 2011, the FCC released its Pole Attachment Report and Order on Reconsideration (the “Order”). The Order adopts several reforms, including access timelines, designed to make it easier for attachers to use poles to deploy service, and adopts a new rate formula for attachments used for telecommunications. In addition, the Order resolves multiple petitions for reconsideration of the Commission’s 2010 Pole Order.

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

Both Congress and the FCC continue to consider defining certain rights for users of high-speed Internet services and regulating the relationship between service providers and providers of Internet content, generally referred to as “net neutrality”. In September 2005, the FCC issued a non-binding policy statement stating four principles intended to guide its policymaking regarding high speed Internet and other related services. The FCC also made these principles binding as to certain companies as a condition to their merger. In October 2009, the FCC proposed converting these principles into binding rules and to expand them. Subsequently, in response to the April 2010 decision of the U.S. Court of Appeals for the District of Columbia, overturning the FCC’s August 2008, ruling that Comcast had violated the FCC’s Net Neutrality Policy Statement, the FCC adopted a Notice of Inquiry to explore the classification of the transmission portion of Internet services as telecommunications services, regulated under title II of the Communications Act. In September 2010, the FCC issued a public notice seeking comment on the relationship of its October 2009 proposal to codify the Net Neutrality Policy Statement and managed or specialized services provided over the same last-mile facilities as broadband Internet access service. Finally, in December 2010, the FCC adopted a net neutrality framework that prohibits wireline broadband providers from blocking lawful content, applications, services or non-harmful devices, subject to reasonable network management as defined by the rules; bars such providers from unreasonably discriminating in transmitting lawful network traffic over a consumer’s broadband Internet access service; and, requires them to disclose information about their broadband Internet access service and their network management practices. These new rules went into effect in November 2011.

As part of the American Recovery and Redevelopment Act of 2009, Congress directed the FCC to develop a National Broadband Plan, which the FCC delivered to Congress on March 16, 2010. The Plan contains over 200 recommendations, has spurred numerous inquiries, rulemakings and other proceedings at the FCC. In October 2011, the FCC announced comprehensive reforms to the Universal Service Fund (“USF”) to expand access to high-speed internet and voice services nationwide and benefit consumers by accelerating deployment of modern communications networks. The overhaul transforms universal service and intercarrier compensations systems into a new Connect America Fund (“CAF”), with the stated goal to connect all Americans to broadband. The CAF – with an annual budget up to $4.5 billion, is expected to help connect seven million Americans to high-speed internet and voice in rural America over the next six years. The Order adopted by the FCC recognizes the growing importance of mobile broadband and makes it an independent universal service objective for the first time. Dedicated support to expand mobile broadband will be provided through a new Mobility Fund. The Order also phases down the current system of regulated charges for the exchange of voice traffic among carriers – intercarrier compensation – and transitions to a “bill-and-keep” framework. All of these reforms will be phased in over the coming several years.

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

Voice over Internet Protocol (“VoIP”)

We offer telephone service using VoIP packet cable technology in partnership with third party suppliers. In November 2004, the FCC ruled that certain VoIP services are jurisdictionally interstate and not subject to state or local utility regulation, however this ruling did not determine the appropriate classification of interconnected VoIP providers. Proceedings are nevertheless underway in several states (which the company does not serve) seeking to regulate VoIP services at the state utility commission level and at both the state and federal level to treat VoIP as a telecommunications service for purposes of interconnection. Until the FCC definitively classifies VoIP services for state and federal regulatory purposes, such efforts are likely to continue. The FCC has imposed additional regulatory requirements on VoIP services, including enhanced 911 capabilities and customer disclosure, CALEA obligations, disability access, Customer Proprietary Network Information (“CPNI”), local number portability duties and benefits, and Universal Service payment obligations. Recently, the FCC and several states ruled favorably with respect to the obligations of LECs to interconnect with VoIP providers and to extend local number portability requirements and benefits to interconnected VoIP providers and their underlying competitive local exchange carrier numbering partners, although smaller rural LECs continue to resist such interconnection obligations. As part of its USF reforms, the FCC ordered comprehensive intercarrier compensation reform including the establishment of appropriate compensation applicable to VoIP interconnection on a going forward basis.

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

Must Carry/Retransmission Consent

The 1992 Cable Act contains broadcast signal carriage requirements. Broadcast signal carriage is the transmission of broadcast television signals over a cable system to cable customers. These requirements, among other things, allow local commercial television broadcast stations to elect once every three years between “must carry” status or “retransmission consent” status. Cable operators are required to carry, without compensation, the programming of local commercial television stations that elect must carry. Stations that elect retransmission consent may demand cash payments or other significant consideration (such as the carriage of and payment for other programming networks affiliated with the broadcaster) for granting permission to the cable operator to retransmit the stations local broadcast signal. Either option has a potentially adverse effect on our business. The most recent election cycle became effective in January 2012.

In March 2010 a coalition of public interest groups, industry associations and MVPDs petitioned the FCC to reform the retransmission consent rules, asserting that outdated rules have resulted in unreasonable broadcast signal blackouts and demands for compensation. In March 2011, the FCC issued a notice of proposed rulemaking (“NPRM”) requesting public comment on proposals to streamline the “retransmission consent” rules governing satellite and cable carriage of broadcast television stations. The Commission sought comment on eliminating the “network nonduplication” and syndicated exclusivity rules, which permit television stations with exclusive contractual rights to network or syndicated programming to enforce those rights at the FCC against cable operators. No action has been taken in this proceeding to date.

As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave each local broadcast station a digital channel capable of carrying multiple programming streams, in addition to its current analog channel. After the broadcasters’ transition to digital, which occurred between February 17 and June 12, 2009, cable operators now carry the primary digital programming stream of local broadcast stations and also carry an analog version of the primary digital programming stream in systems that are not “all digital” through at least June 12, 2012. “Small” systems and those with an activated channel capacity of 552 MHz or less are exempted from this requirement. In addition, the FCC is considering proposals that would require cable operators to carry certain low-power television stations that, under current regulations, generally lack must-carry rights. Further proceedings or congressional legislation could produce additional carriage obligations. It is unclear whether the FCC will extend the exemptions for small systems.

Cable Equipment Issues

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Effective, July, 2007 cable operators were prohibited from acquiring for deployment set-top boxes that perform both channel navigation and security functions. Set-top boxes purchased after that date must rely on a separate security device known as a cableCARD, which adds substantially to the cost of set-top boxes. The FCC denied our request for waivers to exempt some limited function set-top boxes from the ban and/or to extend the deadline to accommodate newer security technology that can be downloaded to leased set-top boxes as well as retail equipment. As a result, we have been forced to incur added costs in purchasing cableCARD-enabled set-top boxes and the associated cableCARDs. In 2009, however, the FCC granted waivers of its separate security rule for certain set-top box models of one-way standard definition DTAs. This ruling permits use of the DTAs, without separable security in systems where we are undertaking all digital conversions. The FCC order that established the waiver process for the DTAs is subject to a petition for reconsideration at the FCC. We cannot predict the extent to which any FCC reconsideration or other FCC action in this area may hinder our ability to continue deploying DTAs. In addition, the FCC has adopted rules to implement an agreement between the consumer electronics and cable industries aimed at promoting the manufacture of “plug and play” TV sets that can connect directly to a cable network and receive one way digital and analog video services without the need for a set top box. In October 2010, the FCC adopted an Order to address various CableCARD issues, including requirements that cable operators provide reasonable access to switched digital programming for retail one-way devices, provide credit to customers who own their own device and to permit consumers to self-install CableCARDS. The Order granted some relief to cable operators relative to certain HD connectors, and allowing deployment of low end HD boxes that do not require CableCARD outlets.

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

As of December 31, 2011, our total consolidated debt was $635.8 million.

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

We face limited competition from Comcast Corporation in Aventura and southern sections of Miami-Dade County in our Miami Beach Cluster. In each case, our system is the newer “overbuilder” over the Comcast system. In each case, we may be unable to continue to compete effectively against the Comcast systems. In the Maryland/Delaware cluster, Verizon has obtained overlapping franchises in the Middletown, DE area where we serve approximately 3,100 video EBUs. Verizon has constructed a fiber network in these areas. This network will offer high speed Internet and voice services as well as video services. In addition, AT&T U-Verse has obtained a state issued video franchise that covers portions of our Miami Beach System.

We expect that future advances in communications technology and stimulus from the federal government through the new CAF fund could lead to the introduction of new competitors, products and services that may compete with the business of the Systems. For example, broadband over power lines or Wi-Fi could emerge as a competitor to our services. Additionally, if we expand and introduce new and enhanced telecommunications services, the Systems will be subject to competition from new and established telecommunications providers. We cannot predict the extent to which competition may impact the business and operations of the Systems in the future.

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

System	Location	Purpose	Lease/Own
Western Pennsylvania	Altoona, PA	Office/Primary Hub (Altoona)	Own
	Carmichael, PA	Hub	Lease
	Ebensburg, PA	Hub	Own
	Johnstown, PA	Office (Johnstown)	Own
	Johnstown, PA	Office (commercial business)	Own
	Johnstown, PA	Headend	Own
	Mifflinburg, PA	Headend	Own
	Mifflinburg, PA	Office	Lease
	Bentleyville, PA	Hub	Lease
	Bradford, PA	Office (Bradford)	Lease
	Bradford, PA	Headend	Own
	Brownsville, PA	Hub	Own
	Clearfield, PA	Office (Clearfield)	Lease
	Clearfield, PA	Tower Site	Own
	Clearfield, PA	Headend	Own
	Salamanca, NY	Headend	Own
	Limestone, NY	Hub	Own
	Shippenville, PA	Headend	Lease
	Smithfield, PA	Hub	Lease
	Warren, PA	Office/Warehouse (Warren/Shippenville)	Lease
	Warren, PA	Headend	Lease
	Cumberland, MD	Office/Headend	Own
	Dans Mountain, MD	Radio Site	Own
	Iron Mountain, MD	Microwave Site	Own
	Capacon, WV	Microwave Site	Own
	Dashong, MD	RF Site	Own
	Moorefield, WV	Headend/Hub Site	Own
	Moorefield, WV	RF Site	Lease
	Paw Paw, WV	Headend/Hub	Lease
	Perryopolis, PA	Hub	Lease
	Kingwood, WV	Headend	Own
	Grant Town, WV	Headend	Lease
	Grant Town, WV	Warehouse	Own
	Springfield, WV	OTN	Lease
	Terra Alta, WV	Hub	Own
	Lamberton, PA	Hub	Lease
	Uniontown, PA	Office	Lease
	Uniontown, PA	Headend	Own
	Vesterburg, PA	Hub	Own
	Limestone, PA	Hub	Lease
	Duncansville, PA	Hub	Own
	New Enterprise, PA	Headend	Lease
	Canoe Creek, PA	Hub	Own
	Warriors Mark, PA	Hub	Own
	McAlvey’s Fort, PA	Headend	Lease
	Three Springs, PA	Hub/RF Site	Lease
	Johnstown, PA	Tower Site/Hub	Own
	Johnstown, PA	Hub	Own
	Jerome, PA	Hub	Own
	Derry, PA	Headend	Lease
	Derry, PA	Hub	Own
	Grampian, PA	Hub	Lease
	Dawson, PA	Hub	Lease
	Davis, WV	Headend	Own
	Parsons, WV	Warehouse	Lease
	Kingwood, WV	Office	Lease
Maryland/Delaware	Wye Mills, MD	Headend	Lease

	Middletown, DE	Office	Lease
	Chesapeake City, MD	Hub	Lease
	Perryville, MD	Hub	Lease
	Grasonville, MD	Office	Own
	Grasonville, MD	Annex Office	Lease
	St. Michaels, MD	OTN	Lease
	Church Hill, MD	OTN	Lease
	Chestertown, MD	OTN	Lease
	Kent Island, MD	OTN	Lease
	Trappe, MD	OTN	Lease
Miami Beach, Florida	North Bay Village, FL	Office	Own
	Miami Beach, FL	Warehouse/Tech Center	Own
	Miami Beach, FL	Headend	Lease
	Miami, FL	South Miami Payment Center	Lease
Aiken, South Carolina	Aiken, SC	Headend	Own
	Aiken, SC	Office	Own
	Aiken, SC	Hub	Own
	Allendale, SC	Hub	Own
	Barnwell, SC	Office	Own
	Denmark, SC	Hub	Own
	New Ellington, SC	Hub	Own
	Williston, SC	Hub	Own

ITEM 3.	Legal Proceedings

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We are a wholly-owned subsidiary of Atlantic Broadband Holdings I, LLC. There is currently no established public trading market for our membership interests.

ITEM 6.	Selected Financial Data

The following table sets forth the selected historical financial data of the Systems as of the dates and for the periods indicated. We derived the summary historical consolidated statement of operations data for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 and the summary consolidated balance sheet data as of December 31, 2011, 2010, 2009, 2008 and 2007 from the Company’s financial statements appearing elsewhere in this Annual Report on Form 10-K or previously filed on prior Form 10-Ks which have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm.

The selected historical financial data presented below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007

Statement of Operation Data:
Revenues	$329,081	$316,978	$301,714	$280,986	$251,672

Costs and expenses:

Operating (excluding depreciation and amortization listed below)	143,802	141,286	135,535	129,238	117,729
Selling, general and administrative (excluding depreciation and amortization listed below)	40,301	42,689	41,522	41,474	37,063
Impairment of franchise rights	—	—	—	23,428	—
Depreciation and amortization	44,294	42,624	41,784	43,386	49,372

	228,397	226,599	218,841	237,526	204,164

Income from operations	100,684	90,379	82,873	43,460	47,508
Interest expense	(40,922)	(42,961)	(40,702)	(48,949)	(51,228)
Loss on extinguishment of debt	—	(1,161)	(4,619)	—	(370)
Unrealized gain (loss) from derivative instrument	—	—	1,821	1,218	(3,729)

Net income (loss)	$59,762	$46,257	$39,373	$(4,271)	$(7,819)

Balance Sheet Data:
Total assets	$776,442	$783,503	$789,034	$789,695	$812,725
Total debt	635,837	705,000	590,360	614,849	621,763
Total members’ equity	99,796	40,460	159,562	135,529	149,999

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Goodwill and the Company’s cable franchise rights are tested annually for impairment during the first quarter or earlier upon the occurrence of certain events or substantive changes in circumstances. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in an impairment on its cable franchise rights of $23.4 million. The Company completed its annual impairment evaluation on March 1, 2011 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts, which would impact these annual impairment results, were noted as of December 31, 2011.

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

Historical Performance

Operating Data

	December 31, 2011	December 31, 2010	December 31, 2009
Equivalent Basic Units (“EBU’s”)	190,356	201,706	213,226
Digital subscribers	96,438	92,671	86,745
High Speed Data (“HSD”) residential subscribers	151,733	143,476	134,517
Telephone residential subscribers	71,703	68,340	62,290
Homes passed	512,398	509,720	506,365
Internet-ready homes passed	503,527	502,119	498,764
Telephone-ready homes passed	501,577	497,052	489,954
Basic subscribers	255,172	265,955	276,924

Basic penetration of homes passed	49.8%	52.2%	54.7%
Digital penetration of basic subscribers	37.8%	34.8%	31.3%
HSD penetration of internet-ready homes passed	30.1%	28.6%	27.0%
Telephone penetration of telephone-ready homes passed	14.3%	13.7%	12.7%

Results of Operations

The following tables set forth a summary of the Systems’ operations for the periods indicated and their percentages of total revenue (in thousands):

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Revenue:

Video	$163,056	49.5%	$163,642	51.6%	$164,018	54.4%
High Speed Data	65,102	19.8%	60,204	19.0%	52,894	17.5%
Telephone	29,614	9.0%	27,290	8.6%	23,824	7.9%
Advertising Sales	8,436	2.6%	8,453	2.7%	7,882	2.6%
Commercial	38,200	11.6%	33,385	10.5%	29,469	9.8%
Other	24,673	7.5%	24,004	7.6%	23,627	7.8%

Total revenue	$329,081	100.0%	$316,978	100.0%	$301,714	100.0%

Costs and expenses:

Operating (excluding depreciation and amortization and other items listed below)	143,802	43.7%	141,286	44.6%	135,535	44.9%
Selling, general and administrative (excluding depreciation and amortization listed below)	40,301	12.2%	42,689	13.5%	41,522	13.8%
Depreciation and amortization	44,294	13.5%	42,624	13.4%	41,784	13.8%

Income from operations	100,684		90,379		82,873

Net gain from derivative instrument	—		—		1,821
Loss on extinguishment of debt	—		(1,161)		(4,619)
Interest expense	(40,922)		(42,961)		(40,702)

Net income	59,762		46,257		39,373

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue for the year ended December 31, 2011 was $329.1 million as compared to $317.0 million for the year ended December 31, 2010, an increase of $12.1 million or 3.8%. This increase was mainly the result of a (i) a $4.9 million or 8.1% increase in high-speed data revenue resulting from continued marketing focus for this service offering driving HSD subscriber growth; (ii) a $2.3 million or 8.5% increase in telephone revenue generated by this service offering and (iii) a $4.8 million or 14.4% increase in commercial revenue as we continue to expand our non-residential customer base through targeted marketing efforts. We expect that revenue trends will continue to be positive as we continue to experience increased residential and commercial subscriber levels in our high speed data and telephone offerings through targeted marketing efforts and the increased utility of a broadband connection to our available video subscriber base.

Operating expenses for the year ended December 31, 2011 were $143.8 million as compared to $141.3 million for the same period in 2010, an increase of $2.5 million or 1.8%. This increase was mainly the result of increased programming costs in conjunction with annual contractual increases, coupled with the incurrence of higher levels of direct costs associated with our continued expansion of high speed data and cable telephony services. We expect that operating expenses will continue to rise as a result of annual programming contract increases and growth in total revenue generating units which will result in increased direct expenses as we service a larger customer base.

Selling, general and administrative expenses for the year ended December 31, 2011 were $40.3 million as compared to $42.7 million for the year ended December 31, 2010, a decrease of $2.4 million or 5.6%. This decrease is mainly the result of a reduction in the incurrence of fees associated with the Company’s refinancing of its senior credit facility from $4.2 million with the November 2010 refinancing to $2.8 million with the March 2011 refinancing, a net reduction of $1.4 million; coupled with a decrease of $0.3 million in marketing expenses as we continue to improve the efficiencies of our total advertising spending through more targeted promotions. We expect selling, general and administrative expenses to increase at a slower rate than revenue growth due to the more fixed nature of these costs as compared to direct costs.

Depreciation of plant, property and equipment and amortization expense was $44.3 million for the year ended December 31, 2011, compared with $42.6 million for the same period in 2010, an increase of $1.7 million. This increase was mainly the result of slightly higher levels of capital spending in recent years.

Income from operations for the year ended December 31, 2011 was $100.7 million as compared to $90.4 million for the comparable period in 2010 for the reasons described above.

The Company recognized a loss of $1.2 million in 2010 related to costs incurred in conjunction with the November 2010 refinancing of its senior debt.

Interest expense, including amortization of debt financing costs, for the year ended December 31, 2011 was $40.9 million, as compared to $43.0 million for the year ended December 31, 2010. This $2.1 million decrease was primarily attributable to the lower interest rates on senior debt resulting from our March 2011 refinancing, coupled with decreasing overall debt levels as we use free cash flow to reduce our debt balances.

As a result of the factors described above, our net income was $59.8 million for the year ended December 31, 2011 as compared to $46.3 million for the year ended December 31, 2010.

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

In connection with the system acquisition we incurred substantial amounts of debt, including amounts outstanding under our senior credit facility and our 9 3/8% Senior Subordinated Notes. Interest payments on this indebtedness will significantly reduce our cash flows from operations. As of December 31, 2011, the Company had total debt outstanding of $635.8 million.

Our senior credit facility is a $510.8 million Senior Credit Facility, consisting of a $25.0 million revolving credit facility (the “Revolver”) and a $485.8 million term loan. At December 31, 2011, there were no borrowings outstanding under the Revolver, with $25.0 million of unused commitments available to be drawn in compliance with the financial covenants under the Senior Credit Facility. The Revolver commitment shall be paid in full on the termination date of November 29, 2014. We will be able to prepay revolving credit loans and reborrow amounts that are repaid, up to the amount of the revolving credit commitment then in effect, subject to customary conditions. The term loan matures in March 2016. In the event that the 9 3/8% Senior Subordinated Notes have not been repaid or refinanced by September 17, 2013, all borrowings under our senior secured credit facilities will then be payable on that date.

The Senior Credit Facility contains certain restrictive covenants which require us to comply with certain financial ratios, capital expenditures and other limits. We were in compliance with all such covenants at December 31, 2011, and foresee no issues in remaining in compliance during 2012.

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

The Company provided dividends to its members totaling $0.4 million in 2011, $165.4 million in 2010 and $15.3 million in 2009.

We expect to incur capital expenditures in 2012 at a level consistent with that of 2011 as we have substantially completed the deployment of all major product offerings, including high-speed data, telephone and video on demand services to the majority of our systems. We expect subsequent year capital expenditure levels also to remain at a relatively consistent level, reflecting more maintenance and discretionary capital spending.

We believe that the cash generated from operations will be sufficient to meet our debt service, capital expenditures and working capital requirements for at least the next twelve months.

On March 20, 2012, Atlantic Broadband Finance, LLC (the “Company”) announced its intention to replace its existing $25,000,000 revolving credit facility due in 2015, and $485,837,500 term loan facility due in 2016 (together, the “Existing Credit Facility”) with a new $1,060,000,000 senior secured credit facility (the “New Credit Facility”) comprised of a new $50,000,000 revolving credit facility (the “New Revolving Facility”), a new $660,000,000 first lien term loan facility (the “New First Lien Term Facility”) and a new $350,000,000 second lien term loan facility (the “New Second Lien Term Facility”), the proceeds of which will be used (a) to repay in full all indebtedness and other amounts due or outstanding under its Existing Credit Facility, (b) to repay in full the Company’s 9.375% senior subordinated notes due 2014, and (c) to consummate a cash dividend payment of approximately $345,000,000 to the shareholders of Atlantic Broadband Holdings I, LLC. The New First Lien Term Facility is expected to have a seven-year maturity, the New Second Lien Term Facility is expected to have a seven and one-half year maturity and the New Revolving Facility is expected to have a five-year maturity.

The entry into the New Credit Facility will be contingent upon, among other things, a successful syndication and the satisfaction of conditions precedent to the definitive documentation therefor. The material terms of the New Credit Facility, including those described above, could change materially between the date hereof and the effectiveness of the New Credit Facility.

Contractual Obligations

The following table sets forth our long-term contractual cash obligations as of December 31, 2011 (dollars in thousands):

	Years Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Senior secured credit facilities	$485,838	$5,550	$5,550	$5,550	$5,550	$463,638	$—
9 3/8% Senior Subordinated Notes due 2014	150,000	—	—	150,000	—	—	—
Cash interest	108,180	33,413	33,191	19,492	18,684	3,400	—
Operating leases	2,088	694	515	348	278	179	74

Total cash contractual obligations	$746,106	$39,657	$39,256	$175,390	$24,512	$467,217	$74

Off-Balance Sheet Arrangements

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that its adoption of this guidance will have a material impact on its consolidated results.

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

The following table estimates the changes to cash flow from operations if interest rates were to fluctuate by 100 or 50 basis points, or BPS (where 100 basis points represents one percentage point), for a twelve-month period after giving effect to the interest rate swap agreements described below:

	Interest rate decrease		No change to interest rate	Interest rate increase
	100 BPS	50 BPS		50 BPS	100 BPS
	(dollars in thousands)
Senior credit facilities	$17,248	$19,901	$22,555	$25,208	$27,862
9 3/8% senior subordinated notes due 2014	14,063	14,063	14,063	14,063	14,063

	$31,311	$33,964	$36,618	$39,271	$41,925

We use derivative instruments to manage our exposure to interest rate risks. Our objective for holding derivatives is to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures. We use interest rate swap agreements, not designated as hedging instruments under the authoritative guidance associated with accounting for derivative instruments and hedging activities, in connection with our variable rate senior credit facility. We do not use derivative financial instruments for speculative or trading purposes. There were no derivative instruments in place at December 31, 2011.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control Over Financial Reporting.

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages, and positions for each of our directors and executive officers as of March 21, 2011.

Name	Age	Position
David J. Keefe	62	Chief Executive Officer and Director
Edward T. Holleran	64	Chief Operating Officer and Director
Patrick Bratton	46	Vice President and Chief Financial Officer
Almis Kuolas	60	Vice President and Chief Technology Officer
Richard Shea	50	Vice President and Chief Information Officer
Blake R. Battaglia	39	Director
John Hunt	46	Director
Benjamin Diesbach	65	Director
Jay M. Grossman	52	Director
Jack Langer	63	Director

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

John Hunt has served as a director since February 14, 2005. Mr. Hunt has been a Partner of ABRY since 2004. Prior to joining ABRY, Mr. Hunt was a General Partner at Boston Ventures Management a media and communications focused private equity fund. Mr. Hunt currently serves as a director of V12 Group, Inc., Navtech, Inc., Triple Point Technology, Inc., JAB Broadband, Inc. and Verticalscope, Inc. In the past, Mr. Hunt served on the board of Charleston Newspapers, L.P, Legendary Pictures, LLC and Softbrands, Inc.

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

Jay M. Grossman has served as a director since September 5, 2003. Mr. Grossman has been a Partner of ABRY since 1996. Prior to joining ABRY, Mr. Grossman was an investment banker specializing in media and entertainment at Kidder Peabody and at Prudential Securities. Mr. Grossman currently serves as director (or the equivalent) of several companies including Monitronics International, Inc., Nexstar Broadcasting Group, Inc., Caprock Communications, LLC, Hometown Broadband, LLC, CyrusOne, LLC, Executive Health Resource, Inc. and Healthport, Inc. In the past, Mr. Grossman has served on the board of Consolidated Theaters, LLC and Country Road Communications, Inc..

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

Compensation Objectives

We believe that our compensation program must support our strategy, be competitive, and provide significant rewards for outstanding performance and clear financial consequences for underperformance. We also believe that a significant portion of the named executive officers’ compensation should be discretionary in the form of annual bonus awards that are paid, if at all, based on company accomplishment and, to a lesser degree, individual performance. The compensation awarded to our named executive officers for fiscal 2011, as well as prior years, was intended:

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

Annual Incentives

Annual incentives in the form of the Company’s “Bonus Plan” are intended to tie a significant portion of each of the named executive officer’s compensation to our annual performance. Additionally, the annual incentive allows us to recognize and individual’s performance in relation to special or strategic projects. The annual incentives paid in 2012 for 2011 performance were based primarily upon the performance of the Company. The Bonus Plan is tied to both revenue and EBITDA growth over the prior year and, to a lesser degree, to individual performance. The targeted incentive for the named executive officers is 30% of their base salary, which is determined annually based upon the Company’s achieving annual budgeted levels. For 2011, budgeted revenue and EBITDA levels were $337.0 million and $148.3 million, respectively

Outside of the Company’s “Bonus Plan”, there is no other non-equity incentive compensation plan.

Compensation Determination

In determining compensation amounts awarded, the Compensation Committee focused primarily on both revenue and EBITDA growth during 2011 in addition to adjusting base salaries as deemed appropriate in connection with each executive’s employment agreement. Annual base salary increases typically vary from 3% to 5% based upon the Company’s performance against annual budgeted revenue and EBITDA levels.

Supplemental Benefits, Deferred Compensation and Perquisites

We do not provide supplemental benefits and perquisites for executives. None of our named executive officers have deferred any portion of their compensation, except for 401(K) contributions and medical benefits paid.

Our Benefit Plans

We maintain a 401(k) plan, under which employees may elect to make tax deferred contributions to a maximum established annually by the IRS. For employees meeting a three month service requirement, we match 50% of the employees’ contributions up to a maximum of 5.0% of the employees’ compensation. Our contributions vest after five years of service. Company contributions were approximately $415,000, $493,000 and $486,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

We also provide a variety of standard welfare benefits to our employees, such as medical, dental, vision, short-term and long-term disability, and life insurance and accidental death and dismemberment benefits. A flexible spending plan, an employee assistance program and incentive compensation is also provided to employees.

Summary Compensation Table

The following table contains a summary of the annual, long-term and other compensation paid or accrued during the fiscal years ended December 31, 2011, 2010 and 2009 to those persons who were the Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers of our Company in these years.

Annual Compensation
Name and Principal Position	Fiscal Year	Salary	Bonus(1)	All Other Compensation(2)	Total Compensation

David J. Keefe Chief Executive Officer and Director	2011 2010 2009	$457,308 435,531 414,792	$182,923 195,989 165,917	$4,808 5,367 137,048	$645,039 636,887 717,757

Patrick Bratton Chief Financial Officer	2011 2010 2009	277,831 264,601 252,000	111,132 119,070 100,800	8,979 8,900 93,325	397,942 392,571 446,125

Edward T. Holleran President, Chief Operating Officer and Director	2011 2010 2009	457,308 435,531 414,792	182,923 195,989 165,917	15,332 9,368 137,344	655,563 640,888 718,053

Almis Kuolas Chief Technology Officer	2011 2010 2009	243,319 235,091 227,141	90,028 105,791 90,856	7,919 7,107 57,232	341,266 347,989 375,229

Richard Shea Chief Information Officer	2011 2010 2009	230,313 222,525 215,000	92,125 100,136 86,000	6,774 6,520 74,047	329,212 329,181 375,047

David Dane Senior Vice President and General Manager	2011 2010	225,492 210,000	100,000 194,500	6,041 7,312	331,533 411,812

(1)	Amounts included in this column represent the annual incentive compensation (bonus) earned but payable in the following year.
(2)	Represents the following items: (1) officer group term life insurance coverage; (2) the amount of the Company’s match under the 401(k) saving plan in which the employees of the Company are eligible participants and (3) a one-time payment made on behalf of Grande Communications Networks, LLC for management services provided reimbursed in full. The amounts included in this column include the following:

Annual Compensation
Name	Fiscal Year	Group Term Life Insurance Coverage	401(k) match	Grande Communications Networks LLC Management Service Reimbursement	Total All Other Compensation

David J. Keefe	2011 2010 2009	$3,625 3,518 9,925	$1,183 1,849 2,123	$0 0 125,000	$4,808 5,367 137,048

Patrick Bratton	2011 2010 2009	3,037 2,991 2,389	5,942 5,909 5,936	0 0 85,000	8,979 8,900 93,325

Edward T. Holleran	2011 2010 2009	14,882 8,618 11,444	450 750 900	0 0 125,000	15,332 9,368 137,344

Almis Kuolas	2011 2010 2009	1,999 1,212 1,316	5,920 5,895 5,916	0 0 50,000	7,919 7,107 57,232

Richard Shea	2011 2010 2009	649 395 422	6,125 6,125 6,125	0 0 67,500	6,774 6,520 74,047

David Dane	2011 2010	1,177 1,239	4,864 6,073	0 0	6,041 7,312

Employment Agreements

We currently have employment agreements with Messrs. Keefe, Holleran, Bratton, Kuolas and Shea dated September 1, 2009.

Each employment agreement provides for a term of three years unless otherwise terminated earlier. Under the current employment agreements, Mr. Keefe is paid a base salary of $480,173 per year, Mr. Holleran is paid a base salary of $480,173 per year, Mr. Bratton is paid a base salary of $291,723 per year, Mr. Kuolas is paid a base salary of $251,835 per year and Mr. Shea is paid a base salary of $238,374 per year. In each case, the employment agreement provides for the payment of bonuses equal to a specified percentage of the executive’s base salary if we achieve specific performance goals. In addition, Mr. Keefe’s and Mr. Holleran’s agreements stipulate annual base salary increases. If the executive’s employment is terminated by reason of disability or resignation or in connection with a sale of the company, the executive is not entitled to receive any base compensation, fringe benefits or bonus after the date of the termination of employment. The employment agreement provides for the subject executive to receive, in the event that we terminate the subject executive’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination.

Each employment agreement also contains a “non-compete” provision prohibiting the executive from owning, managing, controlling, participating in or operating a competing business for a period of two years following termination of employment.

Potential Payments Upon Termination

The information below describes and quantifies certain compensation that would become payable under the executive employment agreements if, as of December 31, 2011, the subject executive’s employment had been terminated by us without cause. The employment agreements provides for the subject executive to receive, in the event that we terminate the subject executive’s employment without cause, severance payments in an amount equal to six months’ base salary and certain benefits for a period of six months from the date of such termination. All executives will be required to sign a release as a condition to receiving any severance payments. We believe these severance benefits are essential elements of our executive compensation package and assist us in recruiting and retaining talented individuals.

Name	Severance Payment
David J. Keefe	$240,087
Patrick Bratton	$145,862
Edward T. Holleran	$240,087
Almis Kuolas	$125,918
Richard Shea	$119,187

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

Equity Compensation

In connection with the consummation of the Acquisition in 2004, stock grants were awarded to the named executive officers. These stock holdings are reflected in Item 12 – Security Ownership of Certain Beneficial Owners and Management. We do not have an official plan to grant stock, however, the Compensation Committee may, at its discretion, award further shares to the named executive officers if it feels such action would be desirable to retain an executive. We do not grant any stock options or other equity-based compensation.

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

Atlantic Broadband Group, LLC indirectly owns all of the membership units of our Company. The following table sets forth information regarding the beneficial ownership of the equity interests of Atlantic Broadband Group, LLC as of December 31, 2011, by:

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

ITEM 14.	Principal Accountant Fees and Services

During the fiscal years ended December 31, 2010 and 2011, fees for services provided by PricewaterhouseCoopers LLP were as follows (in thousands):

	2010	2011
Audit Fees	$500	$500
Audit Related Fees	—	1
Tax Fees	76	50
All Other Fees	2	66

Total	$578	$617

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

“Tax Fees” consisted of fees billed for tax payment planning and property tax consultation services.

“All Other Fees” consisted of an annual software license for accounting related updates.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report.

1.	The financial statements as indicated in the index set forth on page 57.

Schedules other than that listed above have been omitted, since they are either not applicable, not required or the information is included elsewhere herein.

2.	Exhibits

EXHIBIT NUMBER	EXHIBIT

1.1	Purchase Agreement dated as of January 27, 2004 by and among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and SG Cowen Securities Corporation.***

2.1	Asset Purchase Agreement dated as of September 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Hornell Television Service, Inc., Interlink Communications Partners, LLC, Charter Communications, LLC, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1a	First Amendment to the Asset Purchase Agreement, dated as of October 31, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1b	Second Amendment to the Asset Purchase Agreement, dated as of December 3, 2003 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

2.1c	Third Amendment to the Asset Purchase Agreement, dated as of February 27, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable, Charter Communications Holdings, LLC and Atlantic Broadband Finance, LLC.***

3.1	Certificate of Formation of Atlantic Broadband Finance, LLC.***

3.2	Certificate of Incorporation of Atlantic Broadband Finance, Inc.***

3.3	Certificate of Formation of Atlantic Broadband Management, LLC.***

3.4	Certificate of Formation of Atlantic Broadband (Miami), LLC.***

3.5	Certificate of Formation of Atlantic Broadband (Penn), LLC.***

3.6	Certificate of Formation Atlantic Broadband (Delmar), LLC.***

3.7a	Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.7b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Finance, LLC.***

3.8	By-laws of Atlantic Broadband Finance, Inc.***

3.9a	Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.9b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband Management, LLC.***

3.10a	Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

3.10b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Miami), LLC.***

EXHIBIT NUMBER	EXHIBIT

3.11a	Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.11b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Penn), LLC.***

3.12a	Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

3.12b	Amended and Restated Limited Liability Company Agreement of Atlantic Broadband (Delmar), LLC.***

4.1	Indenture, dated as of February 10, 2004, among Atlantic Broadband Finance, LLC, Atlantic Broadband Finance, Inc., the Guarantors and The Bank of New York, as trustee.***

4.2	Form of Note (included in Exhibit 4.1).**

10.1	Amended and Restated Credit Agreement, dated as of February 9, 2005, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Credit Lyonnais New York Branch and Société Générale (incorporated by reference to the Company’s Annual Report on Form 10-K filed on March 31,2006).

10.1a	Amendment No. 1 and Agreement, dated as of December 22, 2005 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1b	Amendment No. 2 and Agreement, dated as of March 6, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

10.1c	Amendment No. 3 and Agreement, dated as of August 23, 2006 with respect to the Credit Agreement referred to in Exhibit 10.1 above (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2006).

10.1d	Amended and Restated Credit Agreement, dated as of March 7, 2007 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC (“Holdings”), the Subsidiary Guarantors, the several lenders from time to time party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, General Electric Capital Corporation, Calyon New York Branch and Société Générale (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on April 2, 2007).

10.1e	Amendment No. 1 dated as of June 8, 2009, to the Amended and Restated Credit Agreement dated as of March 7, 2007, among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, the Subsidiary Guarantors party thereto, the several lenders from time to time party thereto, Société Générale, as Administrative Agent and the other Agents party thereto (incorporated by reference to the Exhibit to the Company’s Report on Form 8-K filed on June 9, 2009).

10.1f	Credit Agreement dated as of November 29, 2010 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, the Subsidiary Guarantors party thereto, the several lenders from time to time party thereto, Credit Suisse AG, as Administrative Agent and the other Agents party thereto (incorporated by reference to the Exhibit to the Company’s Report of Form 8-K filed on November 30, 2010).

10.1g	Amended and Restated Credit Agreement dated as of March 8, 2011 among Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, the Subsidiary Guarantors party thereto, the several lenders from time to time party thereto, Credit Suisse AG, as Administrative Agent and the other Agents party thereto (incorporated by reference to the Exhibit to the Company’s Report on Form 10-K filed on March 29, 2011).

10.2	Security Agreement, dated as of March 1, 2004 made by Atlantic Broadband Finance, LLC, Atlantic Broadband Holdings I, LLC, and the Guarantors in favor of Société Générale.***

10.3	Guarantee, dated as of March 1, 2004 by Atlantic Broadband Holdings I, LLC in favor of Société Générale.***

EXHIBIT NUMBER	EXHIBIT

10.4	Guarantee, dated as of March 1, 2004 by and among each Subsidiary Guarantor in favor of Société Générale.***

10.5	Amended and Restated Limited Liability Company Agreement, dated as of March 1, 2004 of Atlantic Broadband Group, LLC, by and among Atlantic Broadband Group, LLC and certain Members and Option Holders.***

10.6	Members Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, ABRY Partners IV, L.P., the Members and Option Holders.***

10.7	Registration Rights Agreement, dated as of March 1, 2004, by and among Atlantic Broadband Group, LLC and the Members and Option Holders.***

10.8	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and David J. Keefe.***

10.9	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Edward T. Holleran.***

10.10	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Patrick Bratton.***

10.11	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Almis Kuolas.***

10.12	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Chris Daly.***

10.13	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Matthew Murphy.***

10.14	Executive Employment Agreement, dated as of March 1, 2004 by and between Atlantic Broadband Management, LLC and Richard Shea.***

10.15	Bill of Sale & Assignment and Assumption Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.16	Retained Franchise Management Agreement, dated as of March 1, 2004, by and between Hornell Television Service, Inc. and Atlantic Broadband Finance, LLC.***

10.17	Transition Services Agreement, dated as of March 1, 2004 by and among Charter Communications VI, LLC, The Helicon Group, L.P., Interlink Communications Partners, LLC, Charter Communications, LLC, Hornell Television Service, Inc., Falcon Telecable and Atlantic Broadband Finance, LLC.***

10.18	Reimbursement Agreement, dated as of March 1, 2004 by and among Atlantic Broadband Group, LLC, Atlantic Broadband Finance, LLC and ABRY Partners, LLC.***

10.19	Form of Incentive Unit Purchase Agreement.**

10.20	Asset Purchase Agreement among G Force LLC, Atlantic Broadband (SC) LLC and, solely for the purpose of Article VII therein, Atlantic Broadband Finance, LLC, dated as of July 13, 2006 (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on August 4, 2006).

10.21	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and David J. Keefe (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.22	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Edward T. Holleran (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.23	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Patrick Bratton (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

EXHIBIT NUMBER	EXHIBIT

10.24	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Almis Kuolas (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.25	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Chris Daly (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.26	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Matthew Murphy (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.27	Extension of Executive Employment Agreement, dated as of February 28, 2009 by and between Atlantic Broadband Management, LLC and Richard Shea (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 26, 2009).

10.28	Management Services Agreement dated as of September 14, 2009 between Atlantic Broadband Finance, LLC, Grande Communications Networks, LLC and Grande Manager LLC (incorporated by reference to the Exhibit to the Company’s Report on Form 8-k filed on September 10, 2009).

10.29	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and David J. Keefe (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.30	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Edward T. Holleran (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.31	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Patrick Bratton (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.32	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Almis Kuolas (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.33	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Chris Daly (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

10.34	Amended and Restated Executive Employment Agreement, dated as of September 1, 2009, by and between Atlantic Broadband Management, LLC and Richard Shea (incorporated by reference to the Exhibit to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2009).

14.1	Code of Business Conduct and Ethics (incorporated by reference to the Exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2006).

21.1	Subsidiaries of the Co-Registrants.***

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from the Atlantic Broadband Finance, LLC Annual Report on Form 10-K for the year ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) related notes.

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

Exhibit 101.INS	XBRL Instance Document.

Exhibit 101.SCH	XBRL Taxonomy Extension Schema Document.

Exhibit 101.CAL	XBRL Taxonomy Calculation Linkbase Document.

Exhibit 101.DEF	XBRL Taxonomy Definition Linkbase Document.

Exhibit 101.LAB	XBRL Taxonomy Label Linkbase Document.

Exhibit 101.PRE	XBRL Taxonomy Presentation Linkbase Document.

**	Incorporated by reference to the corresponding Exhibit to Amendment No. 1 to the Registration Statement on Form S-4/A (File No. 333-11504) as filed on July 29, 2005.
***	Incorporated by reference to the corresponding Exhibit to the Registration Statement on Form S-4 (File No. 333-11504) as filed on May 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 26, 2012.

ATLANTIC BROADBAND FINANCE, LLC

By: /s/ David J. Keefe
David Keefe
CHIEF EXECUTIVE OFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 2012

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
Jack Langer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members of

Atlantic Broadband Finance, LLC:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in member’s equity and of cash flows present fairly, in all material respects, the financial position of Atlantic Broadband Finance, LLC and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 26, 2012

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Balance Sheets

December 31, 2011 and 2010

(in thousands)

	2011	2010
Assets
Current assets
Cash and cash equivalents	$6,462	$9,747
Accounts receivable – net of allowance for doubtful accounts of $353 and $371, respectively	8,635	8,260
Accounts receivable – related party	566	593
Prepaid expenses and other current assets	1,610	1,557

Total current assets	17,273	20,157
Plant, property and equipment, net	193,354	194,057
Franchise rights	524,400	524,400
Goodwill	35,905	35,905
Other intangible assets, net	615	1,229
Debt issuance costs, net	4,895	7,755

Total assets	$776,442	$783,503

Liabilities and Member’s Equity
Current liabilities
Current portion of senior debt	$5,550	$5,750
Accrued interest	7,742	6,523
Accounts payable	15,044	15,021
Accrued expenses	12,432	12,262
Unearned service revenue	5,129	4,835

Total current liabilities	45,897	44,391
Long-term debt, net of current portion	628,545	696,462
Other long-term liabilities	2,204	2,190

Total liabilities	676,646	743,043

Commitments and contingencies (Note 13)
Member’s equity/(deficit)	(16,647)	(16,221)
Retained earnings	116,443	56,681

Total member’s equity	99,796	40,460

Total liabilities and member’s equity	$776,442	$783,503

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Operations

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Revenue	$329,081	$316,978	$301,714
Operating expenses
Direct operating expenses (excluding depreciation and amortization shown separately below)	143,802	141,286	135,535
Selling, general and administrative expenses (excluding depreciation and amortization shown separately below)	40,301	42,689	41,522
Depreciation and amortization	44,294	42,624	41,784

Income from operations	100,684	90,379	82,873
Interest expense	(40,922)	(42,961)	(40,702)
Loss on extinguishment of debt	—	(1,161)	(4,619)
Net gain on derivative instruments	—	—	1,821

Net income	$59,762	$46,257	$39,373

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Changes in Members’ Equity

Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	Member’s Equity/(Deficit)	Retain Earnings/ (Accumulated Deficit)	Total Member’s Equity
December 31, 2008	$164,478	$(28,949)	$135,529
Dividend to Parent	(15,340)	—	(15,340)
Net income	—	39,373	39,373

December 31, 2009	149,138	10,424	159,562
Dividend to Parent	(165,359)	—	(165,359)
Net income	—	46,257	46,257

December 31, 2010	(16,221)	56,681	40,460
Dividend to Parent	(426)	—	(426)
Net income	—	59,762	59,762

December 31, 2011	$(16,647)	$116,443	$99,796

The accompanying notes are an integral part of these consolidated financial statements.

ATLANTIC BROADBAND FINANCE, LLC

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities
Net income	$59,762	$46,257	$39,373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	44,294	42,624	41,784
Amortization of debt issuance costs	2,860	2,573	2,418
Amortization of debt discount	1,045	87	—
Loss on extinguishment of debt	—	1,161	4,619
Net (gain) loss on derivative instrument	—	—	(1,821)
Changes in operating assets and liabilities, net of acquisition
Accounts receivable	(348)	1,275	(1,073)
Prepaid expenses and other current assets	(53)	150	147
Accounts payable, accrued expenses, other long-term liabilities and accrued interest	(1,444)	(2,309)	(1,242)
Unearned service revenue	294	149	(1)

Net cash provided by operating activities	106,410	91,967	84,204

Cash flows from investing activities
Purchases of plant, property and equipment	(40,107)	(37,967)	(29,095)
Acquisition of cable systems	—	—	(1,626)

Net cash used in investing activities	(40,107)	(37,967)	(30,721)

Cash flows from financing activities
Proceeds from issuance of debt, net of discount	—	572,125	—
Payments of revolving credit facility	—	—	(12,917)
Repayments of debt principal	(69,162)	(460,360)	(11,373)
Payments of capital lease obligations	—	—	(199)
Dividend to member	(426)	(165,359)	(15,340)
Payment of debt issuance costs	—	(5,355)	(5,965)

Net cash used in financing activities	(69,588)	(58,949)	(45,794)

Net change in cash and equivalents	(3,285)	(4,949)	7,689
Cash and cash equivalents, beginning of period	9,747	14,696	7,007

Cash and cash equivalents, end of period	$6,462	$9,747	$14,696

Supplemental disclosure of cash flow information
Interest paid	$35,798	$40,381	$38,512
Supplemental disclosure of noncash investing activities
Capital expenditures included in accounts payable and accrued expenses	2,870	3,879	2,562

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

The Company tests for impairment of its goodwill and franchise operating rights annually or whenever events or changes in circumstances indicate that these assets might be impaired. An impairment assessment of goodwill and franchise operating rights could be triggered by a significant reduction in operating results or cash flows at one or more of the Company’s systems, or a forecast of such reductions, a significant adverse change in the locations in which the Company’s systems operate, or by adverse changes to ownership rules, among others. The Company determined that the adverse business climate experienced during the end of the fiscal year ended December 31, 2008 was a significant event that indicated that the carrying amount of the goodwill and cable franchise rights might not be recoverable. An interim impairment test as of December 31, 2008 did not result in any goodwill impairments, but did result in a noncash pretax impairment on its cable franchise rights of $23.4 million. The Company completed its annual impairment evaluation on March 1, 2011 and did not identify any impairment. No significant revisions to the underlying operating results or forecasts, which would impact these annual impairment results, were noted as of December 31, 2011.

As a result of the cable franchise rights impairment taken in 2008, the carrying values of the Company’s impaired cable franchise rights (which represented two of the Company’s four operating systems) were re-set to their estimated fair values as of December 31, 2008. Consequently, any further decline in the estimated fair values of these cable franchise rights could result in additional cable franchise rights impairments. Management has no reason to believe that any one reporting unit is more likely than any other to incur further impairments of its cable franchise rights. It is possible that such impairments, if required, could be material and may need to be recorded during the first quarter of 2012 (i.e., during an interim period) if the Company’s results of operations or other factors require such assets to be tested for impairment at an interim date.

Realizability of Long-Lived Assets

The carrying values of long-lived assets, which include construction material, property, plant and equipment, and other intangible assets with finite lives, are evaluated for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss is recognized if the carrying amount exceeds its fair value. The carrying amount is not recoverable if it exceeds the sum of undiscounted cash flows expected to result from the use and eventual disposition of the assets. Any impairment loss would be measured as the amount by which the carrying amount exceeded the fair value, most likely determined by future discounted cash flows. Management believes that there have been no impairments as of December 31, 2011.

Debt Issuance Costs

Certain costs associated with issuance of the Company’s debt have been capitalized. These debt issuance costs are amortized over the life of the Credit Facility using the effective interest method. Amortization expense related to debt issuance costs charged to interest expense in 2011, 2010 and 2009 was $2,860, $2,573 and $2,418, respectively.

Deferred Credits

Deferred credits consist primarily of deferred launch incentives. The Company receives launch incentive payments from programmers. These incentive payments are deferred and recognized over the life of the related programming agreements as an offset to programming costs in direct expenses. Through December 31, 2011, these amounts have not been material.

Revenue Recognition

Revenues are generally recognized when evidence of an arrangement exists, services are rendered, the selling price is determinable and collectability is reasonably assured. Revenues from video, Internet access and telephony services are recognized based upon monthly service fees or fees per event. Revenue for customer fees, equipment rental, advertising and pay-per-view programming is recognized in the period that the services are delivered. Video and non-video installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Direct selling costs have exceeded installation revenue for the years ended December 31, 2011, 2010 and 2009, requiring no deferral of such revenue. Any programming incentive revenue received is deferred and recognized over the life of the underlying contract. Under the terms of the Company’s non-exclusive franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable service to the local franchise authority. The Company normally passes these fees through to its cable subscribers and records these fees in revenue with a corresponding amount included in direct expenses.

Marketing Costs

The cost of marketing, advertising, and selling is expensed as incurred and is included in sales, general and administrative expenses. Marketing, advertising, and selling expense in 2011, 2010 and 2009 was $11,183, $11,497 and $12,596, respectively.

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

Derivative Financial Instruments

The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates by entering into interest rate exchange agreements (“Swaps”). The accounting standard requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. At December 31, 2008, derivative instruments consist solely of Swaps which are used to reduce the Company’s exposure to interest rate fluctuations on its variable rate debt (see Note 9). At December 31, 2008, the Swaps were recorded at fair value as a liability of $1,821. These agreements ended in March 2009, resulting in no assets or liabilities recorded at December 31, 2011 or 2010. In February 2011, the Company entered into five interest rate cap agreements (see Note 15).

The interest rate swap agreements are not designated as hedging instruments, accordingly, changes in fair values are recognized currently in earnings. The Company recorded a gain of $1,821 for the year ended December 31, 2009.

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

Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarifies the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. The updated guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendment is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The updated accounting guidance is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The Company does not anticipate that its adoption of this guidance will have a material impact on its consolidated results.

4. Acquisitions

During 2009, the Company made one small acquisition of a dial-up internet provider for a total purchase price, excluding liabilities assumed, of $1,626, consisting mainly of subscriber relationships.

5. Plant, Property and Equipment

Plant, property and equipment consist of the following:

	December 31,
	2011	2010
Distribution facilities	$262,577	$244,419
Subscriber equipment	72,204	68,160
Headend equipment	60,796	50,868
Buildings and leasehold improvements	11,487	11,044
Office equipment and other	22,752	21,018
Vehicles and equipment	13,886	12,160
Land	2,053	2,012
Construction in progress	532	157
Material inventory	3,959	3,686

Total plant, property and equipment	450,246	413,524
Less: accumulated depreciation	256,892	219,467

Plant, property and equipment, net	$193,354	$194,057

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $43,680, $42,010 and $41,501, respectively.

6. Goodwill and Intangible Assets

The carrying value of goodwill at December 31, 2011 and 2010 was $35,905. For the fiscal years ended December 31, 2011 and 2010, there were no historical impairments and no additional goodwill recognized.

The carrying value of franchise rights at December 31, 2011 and 2010 was $524,400. For the fiscal years ended December 31, 2011 and 2010, there was no additional franchise rights recognized. There was no impairment charge on the franchise rights for the years ended December 31, 2011, 2010 and 2009.

Intangible assets consist of the following as of December 31, 2011:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(46,639)	$615
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,839)	$615

Intangible assets consist of the following as of December 31, 2010:

	Cost	Accumulated Amortization	Net intangible asset
Subscriber relationships	$47,254	$(46,025)	$1,229
Other intangible assets	2,200	(2,200)	—

Total finite lived intangible assets	$49,454	$(48,225)	$1,229

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was $614, $614 and $283, respectively. Amortization expense on intangible assets with a definite life for the next five years as of December 31, 2011 is as follows:

Amortization Expense
2011	$615
Thereafter	—

7. Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2011	2010
Franchise, copyright and revenue sharing fees	$2,870	$2,873
Payroll and related taxes	3,949	3,802
Other accrued expenses	5,613	5,587

Total accrued liabilities	$12,432	$12,262

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

In September 2006, the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years at a fixed rate of 5.08%. These agreements ended in March 2009. Therefore, there are no financial assets or liabilities as of December 31, 2011 and 2010 that we measured at fair value on a recurring basis.

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

On November 29, 2010. the Company entered into a new $575.0 million term loan facility (the “New Term Loan Facility”) and a $25.0 million revolving credit facility (the “New Revolver Facility” and, together with the New Term Loan Facility, collectively the “New Senior Credit Facility”) with a group of banks and institutional investors led by Credit Suisse Securities (USA) LLC and SunTrust Robinson Humphrey, Inc. The New Senior Credit Facility is governed by a single credit agreement dated November 29, 2010. The proceeds of the New Term Loan Facility were used (a) to repay in full all indebtedness and other amounts due or outstanding under the Old Senior Credit Facility, (b) to consummate a cash dividend payment of approximately $110.7 million to the shareholders of Atlantic Broadband Holdings I, LLC and (c) to pay approximately $39.3 million in aggregate amount to Atlantic Broadband Holdings I, LLC to facilitate the redemption of certain of its preferred stock. As a result of the issuance of the New Senior Credit Facility, the Company incurred $5.4 million of debt financing costs, $1.2 million of which was expensed as a loss on extinguishment of debt and the remaining $4.2 million is being amortized to interest expense over the remaining life of the Old Senior Credit Facility.

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

At December 31, 2011, there was $485,838 outstanding under the New Term Loans and no borrowings under the New Revolver. At December 31, 2010, there was $555,000 outstanding under the Old Term Loans and no borrowings under the Old Revolver. The carrying value of the New Senior Credit Facilities at December 31, 2011 and 2010 approximates fair value. The New Term Loans have quarterly principal payments of 1.0% per annum with a LIBOR margin of 3.00% and a “LIBOR floor” of 1.0%. The weighted average interest rate for 2011, 2010 and 2009 on the New and Old Term Notes and Revolver was 4.25%, 5.68% and 4.82%, respectively.

As of December 31, 2011, there was approximately $25,000 of unused commitments under the New Revolver all of which could be drawn in compliance with the financial covenants under the New Senior Credit Facility. In order to maintain the revolving lines of credit, the Company is obligated to pay certain commitment fees at nominal interest rates on the unused portions of the loans.

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

Term loan installments began on June 30, 2011. The New Term Loan Facility has a five-year maturity and the New Revolver Facility has a four-year maturity, in each case subject to an earlier maturity in the event that the Company’s 9.375% senior subordinated notes due 2014 remain outstanding on or prior to September 17, 2013. Principal payments under the New Senior Credit Facility for each year ending December 31, 2011 through maturity are as follows:

2012	$5,550
2013	5,550
2014	5,550
2015	5,550
2016	463,638

$485,838

Senior Subordinated Notes

On February 10, 2004, the Company and Atlantic Broadband Finance, Inc., a 100% owned finance subsidiary of the Company, co-issued $150,000 of 9 3/8% senior subordinated notes (the “Notes”). The Notes mature on January 15, 2014. Interest is payable every six months in arrears on January 15 and July 15. The Notes are guaranteed by each of the Company’s existing and future domestic subsidiaries on a senior subordinated basis to the Senior Credit Facility. The guarantees are full and unconditional and joint and several. Each of the subsidiary guarantors are 100% owned by the Company and the Company has no independent assets or operations other than those of its Subsidiaries. The proceeds of the offering were used to finance the acquisition of the Systems. The carrying value of the Notes at December 31, 2011 and 2010 approximates fair value.

Debt Issuance Costs

In 2004, the Company capitalized $15,019 of debt issuance costs related to the Old Senior Credit Facility and the Notes. In 2006 the Company capitalized $1,200 of debt issuance costs related to the increased borrowings under the Old Senior Credit Facility to fund the acquisition of the G Force LLC assets. In 2007 the Company capitalized $917 of debt issuance costs related to the amendment to the Old Senior Credit Facility and increased Term Loan commitment. In 2009, the Company paid $5,965 of debt issuance costs related to the amendment to the Old Senior Credit Facility and extended revolver commitment. In 2010, the Company paid $5,355 of debt issuance costs related to the New Senior Credit Facility. Debt issuance costs are amortized using the effective interest method over the term of the Senior Credit Facility.

Interest Rate Swap Agreements

The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility related to these changes, in September 2006 the Company entered into four swap agreements with a forward start date of March 19, 2007 for a total notional value of $225,000 with a term of two years and a rate of 5.08%. These agreements ended in March 2009. The marking-to-market of the interest rate swap agreements resulted in the recognition of $1,821 in other income for the year ended December 31, 2009.

Interest Rate Cap Agreements

In February 2011, the Company entered into four interest rate cap contracts for a total notional value of $180.0 million with a 2 year term and a rate of 5.0% and one interest rate cap contract for a notional value of $25.0 million with a 1 year term and a rate of 5.0%.

Debt Covenants

The New and Old Senior Credit Agreements and the Notes described above contain covenants which require the Company to comply with certain financial ratios, capital expenditures and other limits. The Company was in compliance with all such covenants at December 31, 2011, 2010 and 2009.

10. Member’s Equity

The Parent owns all 1,000 units issued by the Company. The Parent contributed $1,709 in 2003 to effect its formation. In 2004, the Parent contributed $260.8 million which the Company used to acquire the Systems. The Company provided dividends totaling $87.7 million during 2007, $10.1 million during 2008, $15.3 million during 2009, $165.4 million during 2010 and $0.4 million during 2011.

11. Management Services Agreement

On September 14, 2009, a majority investor of the Company acquired a majority interest in Grande Communications Networks, LLC (“Grande”), a retail and wholesale provider of cable video programming, high speed data, telephony and other advanced broadband services. Concurrent with this acquisition, the Company entered into a Management Services Agreement (the “Agreement”) with Grande and Grande Manager LLC to provide management and other services to Grande. Under the terms of the Agreement, designated personnel of the Company will provide general managerial oversight and such management services as mutually agreed upon by and between the Company and Grande with respect to the business and operations of Grande, subject to the authority of Grande’s board of directors. In consideration for the Company providing such services, Grande agreed to pay to the Company on a quarterly basis a fee equal to the lesser of 50% of the quarterly expenses associated with the designated Company personnel providing managerial services to Grande, or 5.5% of Grande’s total quarterly revenue less certain expenses as further described in the Agreement (the “Management Fee”). The Management Fee contemplates the recovery of costs to provide managerial services and may not be indicative of the service fee charged by an independent party. The Agreement commenced upon execution and will terminate upon certain events specified within the Agreement, or as mutually agreed upon by the Company and Grande. Any Management Fee earned by the Company will reduce the related selling, general and administrative expense during the period recognized. $1,783 and $1,705 in Management Fees were recorded during the years ended December 31, 2011 and 2010, respectively. Additionally, the Company had a receivable from Grande of $566, $593 and $556 as of December 31, 2011, 2010 and 2009, respectively.

12. Employee Benefits

401(k) Savings Plan

During 2004, the Company adopted a defined contribution retirement plan which complies with Section 401(k) of the Internal Revenue Code. Substantially all employees are eligible to participate in the plan. The Company matches 50% of each participant’s voluntary contributions subject to a limit of the first 5% of the participant’s compensation. During 2011, 2010 and 2009, the Company recorded $486, $493 and $415, respectively, of expense related to the 401(k) plan.

13. Commitments and contingencies

The Company currently leases office and warehouse space and equipment under both cancelable and non-cancelable operating leases. Rental expense under operating lease agreements for the years 2011, 2010 and 2009 was $841, $840 and $793, respectively.

Future minimum lease commitments under non-cancelable leases and service agreements as of December 31, 2011 are as follows:

Operating Leases
2012	$694
2013	515
2014	348
2015	278
2016	179
Thereafter	74

Total minimum lease payments	$2,088

In the normal course of business, there are various legal proceedings outstanding. In the opinion of management, these proceedings will not have a material adverse effect on the financial position or results of operations or liquidity of the Company.

14. Valuation and Qualifying Accounts

Allowance for doubtful accounts roll forward:

	Balance at beginning of period	Charged in operations	Deductions	Balance at end of period
Year ended December 31, 2009	$479	$3,046	$(3,138)	$387
Year ended December 31, 2010	$387	$2,243	$(2,259)	$371
Year ended December 31, 2011	$371	$2,289	$(2,307)	$353